Form 10KSB
period 1996-06-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1996-09-27
CIK 1003479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-KSB
(Mark One)
 X Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
                 For the Fiscal Year Ended June 30, 1996

    Transition Report Pursuant To Section 13 Or 15(d) Of The Exchange Act

                              Commission file number           0-27226

                     SPINTEK GAMING TECHNOLOGIES, INC.
    (Exact name of small business issuer as specified in its charter)

      California                                     33-0134823
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorportion or organization)

 901-B Grier Drive, Las Vegas, Nevada 89119            (702) 263-3660
  (Address of principal executive offices)       (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
        Title of class           Name of exchange on which registered
            None                                None

Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, $0.002 par value
                            (Title of Class)

Indicate by mark whether the issuer (1) filed all reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the fiscal year ended June 30, 1996 were:  $0.

There were 10,651,762 outstanding shares of common stock, par value $0.002 per share, on August 2, 1996. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of August 2, 1996, was $9,013,454, based on the last sales price on such date.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

Transitional Small Business Disclosure Format:  Yes            No     X

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

       Spintek Gaming Technologies, Inc. ("The Company" or "Spintek") is a
Las Vegas, Nevada based company whose common stock trades on the OTC
Bulletin Board, under the symbol "SPTK". The Company was organized as GSA, Inc., and incorporated in the State of California on September 11, 1984. Until the completion of the fiscal year ended June 30, 1995, the Company conducted its business under the trade name "TAGG Industries" and distributed products in the medical first aid and personal safety field from its corporate offices in Laguna Hills, California.

       On September 14, 1995, the stockholders of the Company approved the acquisition of Spintek Gaming, Inc. ("Gaming"), a Georgia corporation that was incorporated in December, 1993. Such acquisition, effected by an exchange of the common stock of the entities, was deemed to be effective as of July 1, 1995. As part of the transaction whereby the Company acquired
Gaming, the medical, first aid and related safety product distribution business of the Company, as well as substantially all of its assets, together with its liabilities, were sold to and assumed by a Limited Liability
Company, owned by its former president and former controlling shareholder for $150,000. This transaction was also approved by the stockholders of the Company on September 14, 1995. On September 26, 1995, the Company filed an amendment to its articles of incorporation pursuant to which it effected a reverse split on a 1 share for 2 share basis, changed the value of its common stock from no par value to $.002 par value per share and changed its name from GSA, Inc. to Spintek Gaming Technologies, Inc. As a consequence of the above described transactions, the Company became the holding company of its wholly-owned subsidiary Gaming as well as Gaming's wholly-owned subsidiary, Spinteknology, Inc. ("Spinteknology").

Equipment and Technology

       The Company's corporate mission calls for it to identify, refine and then market and license proprietary gaming technology on a worldwide basis. Since March 31, 1995, the Company, through its subsidiaries, has devoted its efforts to the development of a slot machine, slot machine coin hopper, a device that measures the contents of a coin hopper, and an off-line data collection and accounting system for slot machines. Management of the Company believes that competition from other manufacturers of slot machines and coin hoppers for slot machines, as well as the cost to bring these products to market, dictates that the Company discontinue its development of these products and focus on its coin hopper measurement device, which it believes to be unique to the gaming industry.

Slot Machines. Gaming currently has a license to utilize certain patented slot machine technology under a licensing agreement dated April 6, 1995, with Spintek International, Inc. ("International"), a company which is neither a parent nor a subsidiary of the Company, but is controlled by the Company's current Chairman and Chief Executive Officer. The licensing agreement requires Gaming to pay International a minimum annual royalty of $100,000 beginning April 6, 1996. The Company currently has 47 completed slot and video gaming machines, some of which incorporates a proprietary external data collection system to collect machine operational data. To date the Company has yet to consummate any sales for this product and as a result, Management has discontinued its efforts on this product line and is currently pursuing selling and/or licensing its rights for the patented slot machine technology.

Coin Hopper. Spinteknology has allowed to lapse a license to manufacture a coin hopper for use in slot and video gaming machines. This hopper was designed to incorporate the Company's coin hopper measurement device and is called ACCUHOPPER. Despite trials of the ACCUHOPPER at two locations, no sales have been consummated. Feedback from these trials indicated that while there was a keen interest in the hopper measurement device, there was a reluctance to change to an unproven hopper. As a result, Management determined that it would be in the best interest of the Company to discontinue the development of its hopper and instead pursue a method to retrofit hoppers currently in use in the industry with its measurement device, known as the M.A.N.A.G.E.R.S. system. Spinteknology has been successful in its retrofit efforts, and anticipates that it will now be able to retrofit virtually every type hopper manufactured.

Hopper Measurement Device. On March 19, 1996, Spinteknology acquired the rights to its coin hopper measurement device which is known as the M.A.N.A.G.E.R.S. system (Mass and Numeric Gauging Electronic Recording
System) for which United States and Worldwide patents have been applied. The M.A.N.A.G.E.R.S. system incorporates a weight measurement device and certain custom electronics by which the number of coins in the hopper of a slot or video gaming machine is determined by weighing the hopper at predetermined intervals in addition to each time coins in the hopper can be accessed by employees. The M.A.N.A.G.E.R.S. system can either connect into a casino's on-line accounting system, or transmit its data to Spinteknology's "off-line" data collection system, known as ACCUDATA.

Off-line Data Collection / Accounting System. Spinteknology's off-line data collection / accounting system is known as ACCUDATA. Management developed ACCUDATA to meet the need for an off-line system to record the data transmitted from the M.A.N.A.G.E.R.S. system for those potential customers who do not have an on-line data collection and accounting system. When the M.A.N.A.G.E.R.S. system is used in conjunction with ACCUDATA, the entire system is known as the ACCUSYSTEM. This system is ideally suited for slot route operators who, because of the relatively few machines at each location, are hard pressed to justify the cost of an on-line system. The ACCUSYSTEM allows authorized personnel to touch a data collection pen to an external machine port to collect the information from the M.A.N.A.G.E.R.S. system as well as all of the pertinent meter readings from the slot or video gaming device and therefor provide essentially the same information as an on-line system. The information collected on the data pen is then downloaded to a computer to generate the various accounting and auditing reports for analysis. As of August 31, 1996, the ACCUSYSTEM had been installed on a test basis at three locations for three separate route operators in Las Vegas, Nevada. While Management feels the tests are providing the necessary information to the route operators, there can be no assurances that any of the tests will ultimately result in sales of the ACCUSYSTEM.

Marketing

  Management intends to market its products in one of two ways: direct sales to casinos and route operators, or licensing arrangements with manufacturers of coin hoppers.

Direct Sales. Management of the Company intends to make direct contact to strategic targets in the gaming industry to offer its products for sale in the form of retrofit kits which can either be installed on hoppers by the Company for a fee, or the Company will train the purchaser's technicians to perform the procedure. Hoppers retrofitted with the M.A.N.A.G.E.R.S. system can either be installed by the Company, or once again the Company will train the purchaser's technicians on installation procedures. The same technique will be applied to sales of ACCUDATA and the ACCUSYSTEM.

License Agreements. As of June 30, 1996 the Company had two licensing agreements in place. One was with IGT and the other was with SUZO International, (N.L.) B.V. Each of the agreements require a fee to be paid to the Company for each of the M.A.N.A.G.E.R.S. systems used by these entities on their hoppers.

Risk Factors

Limited Operating History and Results; New Business. Although founded in September 1994, the Company as it exists today began operations on March 31, 1995. The Company's operations are subject to all the risks inherent in the establishment of a new business enterprise and the marketing of a new product. The Company is still considered to be a development stage company and has a limited operating history. Since March 31, 1995, its inception, the Company has experienced a net loss of approximately $4,938,000, including approximately $1,491,000 that has been expended for research and development for its various products. There can be no assurances as to when the Company will be profitable, if at all.

Unproven Methods of Operation: Lack of Management Experience. The success of the Company is dependent on, among other things, the Company's ability to sell or license a sufficient number of its M.A.N.A.G.E.R.S. systems, ACCUDATA systems, or ACCUSYSTEMS to support its operations.
However, given the start-up nature of its operations, the lack of experience and expertise of its management in this field, and other risk factors discussed herein, there can be no assurance that the Company will be able to operate at a profitable level. Management of the Company has no marketing experience in this industry and, as a result, there can be no assurance that the Company will be able to formulate a successful marketing strategy or that there will be significant demand for its products. There can be no assurance that the Company's officers will be able to operate or manage the Company's business successfully or that the Company will be able to achieve profitable operations.

Need for Financing. The Company had a negative working capital position of approximately $2,617,000 as of June 30, 1996, and to date, absent revenue from operations, has funded itself primarily through equity and debt transactions.
On October 30, 1995, the Company consummated a Rule 504 offering whereby 70,000 shares of its common stock held in treasury were sold to an accredited investor for $250,000 which netted the Company $218,500 after costs and expenses of the transaction. On November 28, 1995, the Company consummated a second Rule
504 offering whereby 75,000 shares of its common stock held in treasury were sold to a different accredited investor for $300,000 which after expenses netted the Company $262,500. On December 22, 1995, the Company sold 454,545 shares of its common stock to overseas investors pursuant to Regulation S for $1,000,000, which after costs of the offering, netted the Company $820,000. Between January 12 and April 4, 1996, the Company received $1,000,000 in advances from the Malcolm C. Davenport V Family Trust and the Lanier M. Davenport, Sr. Family Trust (hereinafter referred to collectively as the "Davenport Trusts"), two separate entities and, pursuant to an agreement signed on February 16, 1996, with Board of Directors approval, this debt was converted to 454,545 shares of the Company's common stock, which bear a restricted legend, at a price of $2.20 per share. The trustees of the Malcolm
C. Davenport V Family Trust are Malcolm C. Davenport V, Director of the Company and brother to Lanier M. Davenport, Chairman and Chief Executive Officer of the Company, and Malcolm C. Davenport, Jr., a stockholder of the Company and father of Lanier M. Davenport and Malcolm C. Davenport V. The trustee of the Lanier M. Davenport, Sr. Family Trust is Malcolm C. Davenport, Jr. In addition, these same sources had loaned an additional $920,000 to the Company as of June 30, 1996.

  Financing transactions subsequent to June 30, 1996. On July 16, 1996, pursuant to an understanding with the trustees of the Davenport Trusts, $440,000 of the above mentioned $920,000 of debt to the Davenport Trusts will be converted to 401,140 shares of the Company's common stock, that will bear a restricted legend. The remaining $480,000, plus accrued and unpaid interest of approximately $15,000, was converted to notes payable to the Davenport Trusts. Payments of $20,000 including interest are to be paid on the 15th of each month commencing August 15, 1996 until paid. Also on July 16, 1996 the Company issued a $7,143,000, 4% Convertible Debenture ("Debenture") due December 31, 1997. The Debenture was issued to offshore investors pursuant to Regulation S promulgated under the Act at a discount of 30%. The Debenture netted the Company $4,400,000 after discount and costs associated with the offering. The Debenture, plus any accrued interest, automatically converts into common stock of the Company on December 31, 1997 or, at any time after August 30, 1996 at the option of the holder.

  Although the Company expects that its cash and funds anticipated to be generated from sales will be sufficient to fund operations, there can be no assurance that a sufficient level of sales will be attained, or that unbudgeted costs will not be incurred (see Patents below). Future events, including the problems, delays, expenses and difficulties frequently encountered by development stage companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make its current cash holdings and funds anticipated to be generated from operations insufficient to meet cash requirements for the next twelve months or beyond. If any additional financing is required, there can be no assurances that the Company will be able to obtain such additional financing on terms acceptable to the Company and at times required by the Company, if at all.

Potential Reverse Stock Split. Pursuant to the terms and conditions of the Company's July 16, 1996 Debenture, the Company must attain a five day average bid price of $3 for the Company's common stock by October 14, 1996.
In the event the five day average does not reach $3 per share, the Company may be required to effect a reverse stock split sufficient to raise the bid price to $3.25 per share based upon a five day average bid price. (The closing bid price for the common stock of the Company on September 13, 1996 was $1.125.)

Dilution; Possible Change of Control. Pursuant to the terms and conditions of the Company's July 16, 1996 Debenture, the price at which the debt underlying the Debenture will be converted to equity ranges from a minimum of $1 to a maximum of $3 per share, subject to certain conditions. The conversion price could fall below the $1 minimum if the Company fails to become listed on the NASDAQ National Market by November 13, 1996; or, if the Company's actual profits are not at least eighty percent (80%) of the projected quarterly profits for either of the quarters ending September 30, 1996 or December 31, 1996. Should either of these events occur, the Debenture holder could conceivably convert the underlying debt to common stock of the Company at a price which could give the holder a majority of the shares outstanding in the Company.

Lack Of Patent Protection. Although the Company currently has patent applications for its M.A.N.A.G.E.R.S. system pending with the United States Patent Office, there can be no assurance that the patents will be granted or, if granted, will be effective in preventing competitors from developing similar systems. As a result, there are no technological barriers to entry by other companies into the Company's business. In the event the Company's M.A.N.A.G.E.R.S. system is successful, third parties may enter a similar business. There can be no assurance that the Company will be able to compete successfully against any competitors who may enter the business. With respect to the Company's patent application pending with the United States Patent Office, on August 2, 1996, the Company received correspondence from attorneys representing Bally Gaming International, Inc. ("Bally"), that Bally has been issued a patent which may overlap and be in conflict with the Company's patent application for the M.A.N.A.G.E.R.S. system. The Company's outside legal counsel and its patent counsel have been retained to review the matter. To date no litigation has been undertaken. Based on discussion with counsel, Management of the Company believes that its patent for the M.A.N.A.G.E.R.S. system, when and if issued, would have priority over the Bally patent. However, due to the preliminary nature of the matter, Management is currently unable to estimate the ultimate financial effect, if any, it might have on the Company.

Development and Installation Delays; Dependence on Third Party Suppliers.
On July 22, 1996, the Company received an order for 600 ACCUSYSTEMS from Americas Gaming International, Inc. ("AGI"). Such sale requires that the Company develop ACCUSYSTEM retrofit kits which AGI will install on their slot machines in South America. In connection with the development and acquisition of the necessary components of such retrofit kits, a number of events over which the Company will have no control could occur that might adversely affect the cost of completion and installation. Such events include shortages of, or inability to obtain, labor and/or materials, inability of subcontractors to perform, adverse weather conditions and acts of God and changes in state or local laws or regulations. In addition the Company is dependent upon third parties for the components needed to complete the retrofit kits. Although the Company believes that it will be able to secure the components necessary to complete the retrofit kits in a timely manner, failure to do so could adversely affect anticipated future sales to this customer. Further, the Company expects to experience significant fluctuations in its operating results due to anticipated initial dependence upon a small number of major customers.

Issuance of Preferred Stock. On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of preferred stock, without nominal or par value per share, in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversions rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. The issuance of preferred stock by the Board of Directors could adversely affect the rights of the holders of the Company's common stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to common stock.

  The authority possessed by the Board of Directors to issue preferred stock could potentially be used to discourage attempts by others to obtain control of the Company through a merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. There are currently no issued and outstanding preferred shares, however pursuant to the provisions of the terms of the Debenture described above, it is the intention of the Board of Directors to issue shares of preferred stock to satisfy the underlying debt of said Debenture. All such preferred stock issued to the Debenture holder plus any accrued and unpaid dividends thereon will be converted to common stock of the Company on or before December 31, 1997, pursuant to the terms of the Debenture.

No Dividends. The Company has not paid any dividends, other than a dividend aggregating approximately $150,000 that was distributed to stockholders of record on August 22, 1995, a date which preceded the acquisition of Gaming. The Company does not intend to pay any dividends in the foreseeable future. Earnings, if any, are expected to be retained for use in developing and expanding the Company's business.

Impact of Environmental Laws

       The Company is not aware of any federal, state or local environmental laws which would effect its operations.

Raw Materials and Principal Suppliers

       The components of the M.A.N.A.G.E.R.S. systems and the data collection and accounting systems are made from currently available materials. Such raw materials include steel, aluminum, copper, brass, plastics, zinc, and silicon. All are currently widely available to both the Company and its competitors. The Company sometimes purchases the raw materials directly, which it subcontracts to assemblers for assembly, and sometimes it purchases completed sub-parts and subassemblies from suppliers. There can be no assurance that certain raw materials used in the Company's products will remain available in the future or that the Company will be able to find alternate materials in the event that such materials become unavailable.

       The Company is dependent on various suppliers for the components of its M.A.N.A.G.E.R.S. systems and data collection and accounting systems. Although Management believes that there are a number of alternative sources for most of these components, the Company presently must obtain certain components from a limited number of suppliers. The loss of any significant supplier, in the absence of timely and satisfactory alternative arrangements, could materially affect the Company. In addition, the Company could be adversely affected by delays in delivery or an inability to obtain products from suppliers.

       The principal suppliers to the Company for the components that make up its M.A.N.A.G.E.R.S. systems and data collection and accounting systems are:
All American Semiconductor, Arrow Electronics, FAI Electronics Corporation, Hottinger Baldwin Messtechnik, Richey Electronics, and River Electronics.

Patents, Licenses and Royalty Agreements

  The Company is obligated to pay royalty payments of $100 per gaming apparatus for all licensed gaming apparatus (embodying certain technology) sold by Gaming under a license agreement, dated April 6, 1995, with Spintek International, Inc. ("International") a company which is neither a parent nor a subsidiary of the Registrant and is controlled by the Company's current Chairman and Chief Executive Officer. The term of the agreement is for the life of the last to expire of the existing patent and copyright and such patents as may be granted on the applications covered by the agreement. The agreement requires a minimum royalty of $100,000 per year commencing one year after its effective date. Whether the terms of the license agreements which the Registrant has entered into with International, a company in which Lanier M. Davenport, Chairman and Chief Executive Officer of the Registrant, is a controlling stockholder, are as favorable as the Company may have obtained from unaffiliated parties cannot be objectively ascertained because there is no other source for the gaming technology developed by International.

  On May 26, 1995, Spinteknology Inc. entered into an agreement under which it was licensed to include the M.A.N.A.G.E.R.S. system in associated gaming equipment it manufactures and distributes. This agreement was superseded on March 19, 1996, when Spinteknology acquired the rights to the M.A.N.A.G.E.R.S. system from the inventor for $950,000. A patent application has been filed for the M.A.N.A.G.E.R.S. system.

  In conjunction with Management's decision to cease development and production of slot machines and coin hoppers for slot machines, the Company has allowed both a license to a coin hopper and a license to a multi-game video slot machine to lapse, and has not elected to renew them.

  On October 14, 1995, the Company entered into a technology assignment agreement in which it received all rights and claims to an input/output circuit board ("I/O Board"), jointly developed by the Company and one of its consultants, which is the key component of the Company's
ACCUDATA system. The agreement requires the Company to pay $5 for each I/O Board sold by the Company, to be remitted on a quarterly basis net of any returns.

  As of June 30, 1996, the Company had no franchises, no trademarks, nor is it subject to any union labor contracts.

Government Approvals

  The manufacture and distribution of associated gaming equipment is subject to extensive federal, state and local regulation. Although these regulations vary, for the most part, permits, licenses, findings of suitability and other approvals are required to be held by business entities and their key personnel in connection with the manufacture and distribution of associated gaming equipment. The Company and its key personnel has applied or will apply for all government licenses, permits, findings of suitability and other approvals necessary for the manufacture and distribution of its associated gaming equipment in the jurisdictions in which it intends to do business. However, no assurance can be given that such licenses, permits or approvals will be given or renewed in the future.

Regulation of Stockholders of Publicly Traded Corporations

  In most jurisdictions, at the discretion of the gaming regulatory authorities, a stockholder can be required to file an application for a license, finding of suitability or other approval, and in the process to subject himself or herself to an investigation by those authorities.

Nevada Regulation

  The Company is subject to regulation by authorities in most jurisdictions in which its products are sold or used by persons or entities licensed to conduct gaming activities, including but not limited to, Nevada. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or finding of suitability processes with respect to the Company, its personnel and its products can be lengthy and expensive. Generally, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they deem reasonable. The Company's ACCUSYSTEM is generally classified as "associated gaming equipment" which is equipment that is not classified as a "gaming device", but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require manufacturers and distributors of "associated equipment" to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. In Nevada, manufacturers and distributors of "associated equipment" are not required to be licensed or found suitable, unless the Nevada Gaming
Commission ("Nevada Commission") upon the recommendation of the Nevada
State Gaming Control Board ("Nevada Board") elects to require that such manufacturer and distributor file an application for a finding of suitability to manufacture and distribute associated equipment for use or play in Nevada. However, associated equipment must be approved by the Nevada Board and to date, the Company has complied with the associated equipment approval process for each location at which the ACCUSYSTEM is installed and in use in Nevada. To date, the Company has not been required by the Nevada Board or Nevada Commission to apply for a finding of suitability as a manufacturer and distributor of "associated equipment". In the event that the Company were required to apply for a finding of suitability, it would have to file the required applications and be found suitable by the Nevada Commission in order to continue to manufacture and distribute the ACCUSYSTEM for use or play in Nevada.

Other Jurisdictions

       Many jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of associated equipment. In general, such requirements involve restrictions similar to those of Nevada.

Federal Regulation

       The federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act.
Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

Present Licensing Status

       The Company, acting through Gaming, applied for one license with the Nevada Board for its ACCUHOPPER. Management contemplated that upon a successful trial of the device conducted in the MGM Grand Hotel and Casino in Las Vegas, Nevada, the ACCUHOPPER would receive approval as associated gaming equipment which could be sold in Nevada. On October 13, 1995, this approval was received. Subsequently, on December 13, 1995, the Company received approval from the Nevada Gaming Commission of what is described as an "ACCUSYSTEM" consisting of the following: ACCUHOPPER coin hopper, ACCUTRACK software program and DATA COLLECTION BOARD with portable interface, the TEK TOUCH PEN 2000, for data collection and the ACCUTRACK DATABASE. These approved items comprise what is known today as the M.A.N.A.G.E.R.S. system and ACCUDATA system, which when combined comprise the ACCUSYSTEM.

       The Company and each of its subsidiaries has requested and received registration under the Gambling Devices Act of 1962. Such registration is renewable annually, and the Company intends to renew each year.

Application of Future or Additional Regulatory Requirements

       In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are expected to be made. However, there is no assurance that such licenses, approvals or findings of suitability will be obtained and that they will not be revoked, suspended or unsuitably conditioned or that the Company will be able to timely obtain the necessary approvals for its future products as they are developed, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from selling its products for use in that jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

Competition

       The Company faces intense competition in the data collection and accounting system industry. The Company not only faces competition from domestic manufacturers of "on-line" and "off-line" data collection and accounting systems, but also risks market entry of foreign manufacturers.
There can be no assurance that competitors with greater financial resources and/or superior technology, including manufacturers or distributors of similar products, will not elect to enter the market for data collection and accounting systems.

       The market for the Company's products is characterized by changing technologies, new legislation, and evolving industry standards. The introduction of products embodying new technologies, the adoption of new legislation, or the emergence of new industry standards could render existing products obsolete and unmarketable. The Company's ability to anticipate changes in gaming technologies, legislation and industry standards and to successfully develop and introduce new and enhanced products on a timely basis is crucial to its ability to grow and remain competitive.

       The Company currently has several principal competitors in the market for data collection and accounting systems, including, but not limited to, Mikohn Gaming Corporation, Electronic Data Technologies, a subsidiary of International Game Technology, Bally Systems, a subsidiary of Bally Gaming International, Inc., Casino Data Systems, and Acres Gaming, Inc. Competition is based on price, technology, and service in this market.

Employees

      As of June 30, 1996, the Company had 12 full-time employees at its corporate facility in Las Vegas, Nevada, and 2 full-time employees at its Chattanooga, Tennessee offices. As anticipated sales begin, the Company will be required to hire additional employees to assemble the Company's products. In addition, the Company anticipates entering into contracts with independent sales representatives to locate potential purchasers of the Company's products and licensees of the Company's technology. The Company believes that its relations with its employees are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

  The Company's corporate headquarters are located in Las Vegas, Nevada. The Company subleases a 15,182 square foot facility from International Technical Systems. The Company pays $7,662 per month for this lease which terminates August 31, 1997. Presently there is excess capacity at this location which will diminish in the event distribution and production activities increase because of future sales.

  The Company also has use of 1,048 square feet of office space in Chattanooga, Tennessee, through an arrangement with Davenport Investments, Inc., a business entity owned by Lanier M. Davenport, Chairman and Chief Executive Officer of the Company. The lease cost of this facility is $1,380 per month, is on a month-to-month basis, and has served as the Company's administrative office. The Company believes the terms of this lease are comparable with terms that may have been obtained from an unaffiliated party elsewhere in Chattanooga. The Company's administrative office has been relocated to its Las Vegas facility and as of September 30, 1996, the Company will no longer utilize nor bear the cost of this office.

  There are currently no proposed programs for the renovation, improvement or development of the properties currently leased by the Company. In the opinion of Management, each of the above described properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition. However, the Company has applied for a United States patent for its M.A.N.A.G.E.R.S. system, and is awaiting action by the patent office. On August 2, 1996, the Company received correspondence from attorneys representing Bally Gaming International, Inc. ("Bally"), that Bally has been issued a patent which may overlap and be in conflict with the Company's patent application for the M.A.N.A.G.E.R.S. system. The Company's outside legal counsel and its patent counsel have been retained to review the matter. To date no litigation has been undertaken. Based on discussion with counsel, Management of the Company believes that its patent for the M.A.N.A.G.E.R.S. system, when and if issued, would have priority over the Bally patent. However, due to the preliminary nature of the matter, Management is currently unable to estimate the ultimate financial effect, if any, it might have on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1996.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

  The common stock of the Company, subsequent to the acquisition of Spintek Gaming, Inc., began trading in September 1995 on the OTC Bulletin Board under the symbol "SPTK". Previously, the common stock of the Company was traded on the OTC Bulletin Board under the symbol "GSAC".
The following table sets forth the high and low quotations from the National Quotation Bureau, Inc. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. THESE FIGURES HAVE BEEN ADJUSTED TO
REFLECT A 1 FOR 10 REVERSE SPLIT ON AUGUST 31, 1994 AND A
REVERSE SPLIT OF 1 FOR 2 EFFECTIVE SEPTEMBER 21, 1995.

                           Common Stock Price
                                   Bid Prices               Ask Prices
                                  High      Low            High      Low
1994
July 1 through August 19         $ .20   $  .20          $ 1.60   $ 1.60
August 22 through August 30                (NOT AVAILABLE)
August 31 through September 30     .25      .25            1.25     1.25
October 3 through December 30      .25      .13            1.50     1.25

1995
January 3 through March 31         .50      .25            1.50     1.25
April 3 through June 30            .25      .25            1.25     1.25
July 3 through September 30       6.00      .25            8.00     1.25
October 2 through December 29     6.63     1.44            7.50     3.38

1996
January 1 through March 29        4.13     1.88            4.38     1.91
April 1 through June 28           2.79     1.06            3.00     1.13

  The number of record holders of the Company's common stock as of August 2, 1996, was 711.

  The Company has not paid any dividends, other than a dividend aggregating approximately $150,000 that was distributed to stockholders of record on August 22, 1995, a date which preceded the acquisition of Gaming. The Company does not intend to pay any dividends in the foreseeable future.


ITEM 6.  PLAN OF OPERATION

       The following is Management's plan of operation for the next twelve
(12) months and analysis of certain significant factors which have affected the Company's financial position and operating results during the period included in the accompanying consolidated financial statements which include the Company's wholly-owned subsidiary, Spintek Gaming, Inc. and its wholly-owned subsidiary Spinteknology, Inc. This plan of operation should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

Results of Operation

       For the year ended June 30, 1996, the Company incurred net losses of approximately $4,181,000 and negative cash flows from operating activities of nearly $3,494,000. Cumulatively, for the fifteen months from inception (March 31, 1995) to June 30, 1996, net losses and negative cash flows from operating activities were approximately $4,659,000 and about $3,926,000, respectively.
The losses reflect expenses related to continuing product development, the purchase of technology, settlement of a former employee lawsuit, the expansion of the Company's marketing program, and the writedown of inventory of approximately $280,000 due to a change in strategic direction for the Company. The Company has elected to discontinue the manufacture of both slot machines and slot machine coin hoppers, each of which would require significant capital to produce in what Management believes to be a highly competitive market for these products. The Company will focus instead on selling and/or licensing its M.A.N.A.G.E.R.S. system which Management believes to be the only system available in the gaming industry that can provide an accurate real time measurement of the amount of coins in the hopper of a gaming device, its ACCUDATA system and its ACCUSYSTEM. The loss also includes $524,052 for the extinguishment of employee contracts, paid in the form of the common stock of the Company to certain key employees and/or their designees. Management does not foresee this noncash expense to be recurring. Therefore, the operating results for the year ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

Liquidity and Working Capital and Plan of Operation

  The Company had a negative working capital position of approximately $2,617,000 as of June 30, 1996, and to date, absent revenue from operations, has funded itself primarily through equity and debt transactions. On October 30, 1995, the Company consummated a Rule 504 offering whereby 70,000 shares of its common stock held in treasury were sold to an accredited investor for $250,000 which netted the Company $218,500 after costs and expenses of the transaction. On November 28, 1995, the Company consummated a second Rule 504 offering whereby 75,000 shares of its common stock held in treasury were sold to a different accredited investor for $300,000 which after expenses netted the Company $262,500. On December 22, 1995, the Company sold 454,545 shares of its common stock to overseas investors pursuant to Regulation S for $1,000,000, which after costs of the offering, netted the Company approximately $820,000. Between January 12 and April 4, 1996, the Company received $1,000,000 in advances from the Malcolm C. Davenport V Family Trust and the Lanier M. Davenport, Sr. Family Trust (hereinafter referred to collectively as the "Davenport Trusts"), two separate entities and, pursuant to an agreement signed on February 16, 1996, with Board of Directors approval, this debt was converted to 454,545 shares of the Company's common stock, which bear a restricted legend, at a price of $2.20 per share. The trustees of the Malcolm
C. Davenport V Family Trust are Malcolm C. Davenport V, Director of the Company and brother to Lanier M. Davenport, Chairman and Chief Executive Officer of the Company, and Malcolm C. Davenport, Jr., a stockholder of the Company and father of Malcolm C. Davenport V and Lanier M. Davenport. The trustee of the Lanier M. Davenport, Sr. Family Trust is Malcolm C. Davenport, Jr. In addition, these same sources had loaned an additional $920,000 to the Company as of June 30, 1996.

  Financing transactions subsequent to June 30, 1996. On July 16, 1996, pursuant to an understanding with the trustees of the Davenport Trusts, $440,000 of the above mentioned $920,000 of debt to the Davenport Trusts will be converted to 401,140 shares of the Company's common stock, that will bear a restricted legend. The remaining $480,000, plus accrued and unpaid interest of approximately $15,000 , was converted to notes payable to the Davenport Trusts. Payments of $20,000 including interest are to be paid on the 15th of each month commencing August 15, 1996 until paid. Also on July 16, 1996 the Company issued a $7,143,000, 4% Convertible Debenture ("Debenture") due December 31, 1997. The Debenture was issued to an offshore investor pursuant to Regulation S promulgated under the Act at a discount of 30%. The Debenture netted the Company $4,400,000 after discount and costs associated with the offering. The Debenture, plus any accrued interest, automatically converts into Common Stock of the Company on December 31, 1997 or, at any time after August 30, 1996 at the option of the holder.

Pursuant to the terms and conditions of the Debenture, the price at which the debt underlying the Debenture will be converted to equity ranges from a minimum of $1 to a maximum of $3 per share, subject to certain conditions. The conversion price could fall below the $1 minimum if the Company fails to become listed on the NASDAQ National Market be November 13, 1996; or, if the Company's actual profits are not at least eighty percent (80%) of the projected quarterly profits for either of the quarters ending September 30, 1996 or December 31, 1996. Should either of these events occur, the Debenture holder could conceivably convert the underlying debt to common stock of the Company at a price which could give the holder a majority of the shares outstanding in the Company.

       On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of preferred stock, without nominal or par value per share. There are currently no issued and outstanding preferred shares, however pursuant to the provisions of the terms of the Debenture described above, it is the intention of the Board of Directors to issue shares of preferred stock to satisfy the underlying debt of said Debenture. All such preferred stock issued to the Debenture holder plus any accrued and unpaid dividends thereon will be converted to common stock of the Company on or before December 31, 1997, pursuant to the terms of the Debenture.

       Based upon current projections of operations, and the anticipated cost to produce and market its products, should the Company fail to achieve projected revenues during the fiscal year ending June 30, 1997, or secure additional financing, the Company will be unable to continue as a going concern.

       Management intends to forge strategic alliances with companies that are already successful in the gaming industry who are presently looking to expand their presence in foreign markets as opportunities for sales growth. The Company has signed two technology licensing agreements, in which the Company has given a nonexclusive license to two separate companies for the M.A.N.A.G.E.R.S. system. These two license agreements are with SUZO International, (N.L.) B.V. and IGT, discussed below. No sales have taken place to, or from, any of these companies.

       On December 1, 1995, the Company entered into an agreement with the Virginian Hotel and Casino in Reno, Nevada for the sale and corresponding purchase of ACCUSYSTEMS, subject to approval after an extensive field trial of the product. As of June 30, 1996, the Company still had units in place on a test basis. However, to date, the Virginian has made no firm commitment to purchase any units and there can be no assurance that the Company's products will successfully meet the operating requirements of the Virginian Hotel & Casino, or that the Company will be able to recognize any revenue from this source.

       On March 1, 1996, the Company entered into a licensing agreement with SUZO International, (N.L.) B.V. ("SUZO"), a coin hopper manufacturer headquartered in the Netherlands. This licensing agreement provided SUZO with a non-exclusive license to utilize the M.A.N.A.G.E.R.S. system as an attachment to SUZO's coin hoppers. The agreement provides for a minimum annual royalty of $700,000, except for calendar year 1996, in which SUZO's minimum annual royalty is $350,000. On July 31, 1996, however, the license agreement was modified to defer the minimum annual royalty requirements for one year. There can be no assurance, however, that Suzo will meet its royalty requirements.

       On March 11, 1996, the Company received a purchase order from Sun International Ltd. ("Sun"), a company which owns and operates casinos in South Africa, for a field trial of fifty M.A.N.A.G.E.R.S. system retrofit kits. These retrofit kits are of a trial nature and may be returned by Sun without obligation should they fail to meet their operating requirements. There can be no assurance that the Company will be able to recognize any revenue from this source.

       On March 19, 1996, the Company entered into an Installment Purchase Agreement with Bitstream Technologies, Inc. This agreement exercised the Company's option to purchase the technology (called the M.A.N.A.G.E.R.S. system) for which it has an exclusive license from Bitstream Technologies for the sum of nine hundred and fifty thousand dollars ($950,000). This agreement provided for an initial down payment of $100,000 and the issuance of a promissory note, which was paid in full on September 17, 1996.

       On May 15, 1996, the Company entered into a licensing agreement with IGT, a subsidiary of International Game Technology, Inc., a slot machine and on-line data collection and accounting system manufacturer. This licensing agreement provided IGT with a non-exclusive license to utilize the M.A.N.A.G.E.R.S. system as an attachment to IGT's coin hoppers. There are no minimum royalty requirements, and there can be no assurance that the Company will be able to recognize any revenue from this source.

       On July 22, 1996, the Company received an order for 600
ACCUSYSTEMS from Americas Gaming International, Inc. ("AGI"), an international route operator. Although the Company has received a substantial deposit for this order, as of the date of this document, no product has been shipped to AGI. There can be no assurance that the Company will be able to ship the product in a timely manner, if at all, or that the product shall perform adequately, or that, in such event, the Company will be able to recognize any revenue from this source.

The Company currently has its ACCUSYSTEM on trial with three major slot route operators in Las Vegas. Management believes that the trials are proceeding well and that the Company will more likely than not be able to recognize sales as a result of these trials in the second quarter of fiscal 1997. However, to date there has been no commitment from any of the route operators to purchase the ACCUSYSTEM and there can be no assurance that the Company will recognize any revenue from these trials.

       The Company plans to incur research and development expenses of approximately $720,000 over the next twelve months on both current and new products. The Company has agreed to advance Spintek International, Inc. amounts sufficient to satisfy certain of its obligations. This amount is not expected to exceed $225,000, of which, as of June 30, 1996, the Company had already advanced approximately $186,000. The Company expects to purchase approximately $75,000 in operating equipment over the next twelve months.
The Company currently has 14 full-time employees and expects that it will employ approximately 20 full-time employees by the end of the next twelve months.


ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                    Page No.

  Report of Independent Accountants                                    F-1
  Consolidated Balance Sheet at June 30, 1996                          F-2
  Consolidated Statement of Operations - Inception to June 30, 1995;
    Year Ended June 30, 1996; Inception to June 30, 1996               F-3
  Consolidated Statement of Changes in Stockholders'
    Equity (Deficit) - Year Ended June 30, 1996                        F-4
  Consolidated Statement of Cash Flows - Inception to June 30, 1995;
    Year Ended June 30, 1996; Inception to June 30, 1996               F-5
  Notes to Consolidated Financial Statements                           F-7

                            JOSEPH DECOSIMO
                              AND COMPANY
                       CERTIFIED PUBLIC ACCOUNTANTS

             A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP
__________________________________________________________________________
Private Companies Practice Section
Member AICPA Division for CPA Firms
SEC Practice Section

                   REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Spintek Gaming Technologies, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheet of Spintek Gaming Technologies, Inc. and subsidiaries (a development stage enterprise and formerly GSA, Inc.) as of June 30, 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended June 30, 1996 and the period from March 31, 1995 (inception) through June 30, 1995.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We belive that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spintek Gaming Technologies, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the period from March 31, 1995 through June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the companies will continue as a going concern. As shown in the consolidated financial statements, the companies have incurred net losses of $4,937,620 since inception and have not begun to receive revenues from operations. These facts raise substantial doubt about the companies ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the companies be unable to continue in existence.


/s/JOSEPH DECOSIMO AND COMPANY, LLP

Chattanooga, Tennessee
September 20, 1996

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)
                             (formerly GSA, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1996

                                 ASSETS
     Current assets:
       Cashs                                                $ 120,664
       Inventories                                            451,735
       Prepaid and other                                       25,166
            Total current assets                              597,565

       Furniture, fixtures and equipment - net                 75,885
       Licenses and patents                                 1,019,490
       Note receivable from related company                   159,910
       Other assets                                            11,218

       Total assets                                        $1,864,068

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current liabilities:
       Demand notes payable                                $1,084,898
       Demand notes payable to stockholders                 1,408,108
       Accounts payable                                       412,731
       Accrued liabilities                                    233,286
       Interest payable                                        75,701
            Total current Liabilities                       3,214,724

     Commitments

     Stockholders' deficit:
       Common stock, $.002 par value, 100,000,000
         shares authorized, 10,651,762 issued                  21,338
       Additional paid in capital                           3,591,620
       Deficit accumulated during development stage        (4,937,620)
       Treasury stock - 17,329 shares at cost                 (25,994)
            Total stockholders', deficit                   (1,350,656)

       Total liabilities and stockholders' deficit         $1,864,068

    The accompanying notes are an integral part of the financial statements.

                  SPINTEK GAMING TECHNOLOGIES, INC.
                    (a development stage company)
                        (formerly GSA, Inc.)

                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                                  Cumulative
                                  March 31, 1995   Fiscal         March 31,1995
                                  (Inception) To   Year Ended     (Inception)To
                                  June 30 , 1995   June 30, 1996  June 30, 1996
                                      (1)
   Revenues:
     Sales                        $          0     $          0   $          0
     Cost of sales                           0                0              0
     Gross profit                            0                0              0

   Operating expenses:
     Selling, general &
       administrative                  310,906        2,857,011      3,167,917
     Research and development          167,324        1,324,024      1,491,348
       Total expenses                  478,230        4,181,035      4,659,265
     Operating Loss                   (478,230)      (4,181,035)    (4,659,265)

   Other income (expense):
     Interest and other income           2,448           18,197         20,645
     Depreciation & amortization          (560)         (10,645)       (11,205)
     Loss on sale of securities       (178,175)            (798)      (178,973)
     Interest expense                   (2,363)        (106,459)      (108,822)
   Net loss                       $  ( 656,880)    $ (4,280,740)  $ (4,937,620)

   Net Loss Per Share Of Common Stock   ($0.07)          ($0.43)        ($0.50)

   Weighted Average Common
        Shares Outstanding            9,275,001       9,943,869      9,778,357

  (1) Weighted Average Common Shares Outstanding Restated To Reflect Effect
      Of Acquisition Which Was Effective For Accounting Purposes As Of July 1, 1995.

    The accompanying notes are an integral part of the financial statements.

                         SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)
                              (formerly GSA, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                MARCH 31, 1995 (INCEPTION) TO JUNE 30, 1996
                                                                            Deficit
                                                                            Accumulated
                                                    Treasury    Additional  During
                             Common Stock           Stock       Paid In     Development  Employment
                           Shares       Amount      Amount      Capital     Stage        Contracts
Inception, March 31, 1995
Issuance of common stock
  for cash                  3,324,383   $   500     $   -       $   -       $     -      $    -
Issuance of common stock
  employment contracts
  and prepaid services         44,531       445                     74,149                (73,094)
Issuance of common stock
  exchanged for debt           84,243       842                    140,272
Issuance of common stock
  for marketable equity
  securities                  217,740     2,177                    362,557
Issuance of common stock
  for cash                     90,103       901                    150,029
Net loss                                                                      ( 656,880
Balance, June 30, 1995      3,761,000     4,865              0     727,007    ( 656,880)  (73,094)
Transactions resulting
  from acquisition of
  Spintek Gaming, Inc.:
  Cancellation of Spintek
    Gaming, Inc. stock     (3,761,000)
  Common stock acquired
    in acquisition of
    Spintek Gaming, Inc.    1,275,001
Issuance of common stock
  in acquisition of
  Spintek Gaming, Inc.      8,000,000    13,685                    (13,760)
Contribution of common
  stock to treasury        (1,418,359)              (2,127,539)  2,127,539
Issuance of treasury
 stock to extinguishment
  for extinguishment of
  stock options               281,750                  422,625    (169,050)
Issuance of treasury
  stock for compensation      582,280                  873,420    (349,368)
Issuance of treasury
  stock for services
  related to acquisition
  Spintek Gaming, Inc.        392,000                  588,000    (235,200)
Issuance of common stock
  for services related
  to acquisition of
  Spintek Gaming, Inc.        475,000       950                    426,550
Costs related to
  acquisition of
  Spintek Gaming, Inc.                                          (1,014,275)
Issuance of treasury
  stock pursuant
  to Rule 504                 145,000                  217,500     263,500
Issuance of common stock
  pursuant to
  Regulation S                454,545       909                    818,893
Write off of employment
  contract                                                                                 73,094
Issuance of common stock
  to repay debt
  to stockholders             454,545       909                    999,091
Issuance of common
  stock to repay note          10,000        20                     10,693
Net loss for the year
  ended June 30, 1996                                                        (4,280,740)
Balance, June 30, 1996     10,651,762   $21,338     $ ( 25,994) $3,591,620  $(4,937,620) $      0

The accompanying notes are an integral part of the financial statements.
                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)
                              (formerly GSA, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          Cumulative
                                           March 31, 1995  Fiscal         March 31, 1995
                                           (Inception) To  Year Ended     (Inception) To
                                           June 30, 1995   June 30, 1996  June 30, 1996
Cash flows from operating activities:
Net loss                                   $(656,880)      $(4,280,740)   $(4,937,620)
Adjustments to reconcile net loss
  to net cash used by operating
  used by operating activities:
  Depreciation                                   560            10,505         11,065
  Amortization                                    35               140            175
  Allowance for obsolesence                                     28,000         28,000
  Loss on sale of marketable securities       94,871               798         95,669
  Unrealized loss on marketable securities    83,304                           83,304
  Noncash operating expenses for
    common stock                                               597,146        597,146
  Changes in operating
    assets and liabilities:
    Decrease (increase) in assets:
      Inventories                            (15,500)         (464,235)      (479,735)
      Prepaid and other                      (30,167)         (  3,967)      ( 34,134)
    Increase in liabilities:
      Accounts payable                        91,396           309,334        400,730
      Accrued expenses                                         233,287        233,287
      Interest payable                                          75,701         75,701
Net cash used by operating activities       (432,381)       (3,494,031)    (3,926,412)
Cash flows from investing activities:
  Purchase of furniture, fixture
    and equipment                             (2,829)         ( 62,021)      ( 64.850)
  Acquisition of licenses and patents        (12,325)        ( 145,167)      (157,492)
  Proceeds from sale of securities           125,469            60,292        185,761
  Note receivable from related company      (139,189)        (  42,820)     ( 182,009)
  Other                                         (925)                          (  925)
Net cash used by investing activities        (29,799)        ( 189,716)     ( 219,515)
Cash flows from financing activities:
  Proceeds-demand notes
    payable borrowings (net)                 281,222           184,899        466,121
  Proceeds-demand notes payable
    to stockholders (net)                     53,330         1,264,670      1,318,000
  Proceeds-advances from stockholders                        1,000,000      1,000,000
  Repurchase partial shares                                       ( 75)            75)
  Issuance of common and treasury stock      151,430         1,331,115      1,482,545
Net cash provided by financing activities    485,982         3,780,609      4,266,591
Net increase in cash                          23,802            96,862        120,664
Cash, beginning of period                          0            23,802              0
Cash, end of period                        $  23,802       $   120,664    $   120,664

The accompanying notes are an integral part of the financial statements.

                    SPINTEK GAMING TECHNOLOGIES, INC.
                      (a development stage company)
                          (formerly GSA, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                          Cumulative
                                           March 31, 1995                 March 31, 1995
                                           (Inception) To  Year Ended     (Inception)To
                                           June 30, 1995   June 30, 1996  June 30, 1996
Supplemental schedule of noncash investing
  and financing activities:
  Issuance of common stock for securities  $  364,734       $    _        $  364,734
  Issuance of common stock for employment
    contracts and prepaid services         $   75,594       $    -        $   74,594
  Issuance of common stock exhanged
    for debt                               $  141,114       $   10,693    $  151,807
  Issuance of common stock exchanged for
    advances from stockholders             $     -          $1,000,000    $1,000,000
  Issuance of common and treasury stock
    for services related to acquisition
    of public entity                       $     -          $1,014,275    $1,014,275
  Purchase of furniture, fixtures and
    equipment through reduction in
    receivable from related parties        $   22,100       $     -       $   22,100
  License and patent cost included in
    accounts payable                       $   11,999                     $   11,999
  License and patent cost included in
    notes payable                                           $  850,000    $  850,000

Supplemental disclosure of cash
  flow information:
  Cash paid for interest                   $      -         $   33,121    $   33,121

The accompanying note are an integral part of the financial statements.

                         SPINTEK GAMING TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES
                          (a development stage enterprise)
                                (formerly GSA, Inc.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company and its subsidiaries are as follows:

ORGANIZATION - Spintek Gaming Technologies, Inc., hereinafter referred to as "The Company", was organized as GSA, Inc. by the filing of articles of incorporation with the Secretary of State of the State of California on September 11, 1984.

On September 14, 1995, the stockholders of the Company approved the acquisition of Spintek Gaming, Inc., a Georgia corporation, effected by an exchange of the common stock of the entities, with the acquisition deemed to be effective as of July 1, 1995.

For accounting purposes, the acquisition has been treated as an acquisition of Spintek Gaming Technologies, Inc. (formerly GSA, Inc.) by Spintek Gaming, Inc. and as such constitutes a recapitalization of Spintek Gaming, Inc. The historical financial statements of the Company prior to September 14, 1995 are those of Spintek Gaming, Inc.

On September 26, 1995, the Company effected a reverse split on a 1 share for 2 share basis, changed the value of its common stock from no par value to $.002 par value per share, and changed its name from GSA, Inc. to Spintek Gaming Technologies, Inc.

As a consequence of the above described transactions, the Company became the holding company of its wholly-owned subsidiary, Spintek Gaming, Inc., which in turn is the parent company of Spinteknology, Inc.

Spintek Gaming, Inc. ("Gaming") was incorporated under the laws of the State of Georgia in December, 1993, as a wholly-owned subsidiary of Spintek International, Inc. ("International"), also a Georgia corporation. On April 12, 1995, Gaming was spun off from International through a dividend of Gaming shares to stockholders of record of International, as of that date. International is neither a parent nor a subsidiary of the Company. However, it is controlled by Mr. Lanier M. Davenport, Chairman and Chief Executive Officer of the Company.

In May 1995, Spinteknology, Inc. ("Spinteknology") was incorporated in the State of Georgia as the wholly-owned subsidiary of Gaming.

Since inception, the Company and its subsidiaries have been in the development stage and have not yet consummated any sales of products.

                              SPINTEK GAMING TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES
                           (a development stage enterprise)
                                (formerly GSA, Inc.)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

As shown in the financial statements, since its inception the Company has had net losses of approximately $4,938,000 and negative cash flows from operating activities of approximately $3,919,000. Absent significant revenues, the Company has funded itself primarily through equity and debt transactions.
On October 30, 1995, the Company consummated a Rule 504 offering whereby 70,000 shares of its common stock held in treasury were sold to an accredited investor for $250,000 which netted the Company $218,500 after costs and expenses of the transaction. On November 28, 1995, the Company consummated a second Rule 504 offering whereby 75,000 shares of its common stock held in treasury were sold to a different accredited investor for $300,000 which after expenses netted the Company $262,500. On December 22, 1995, the Company sold 454,545 shares of its common stock to overseas investors pursuant to Regulation S for $1,000,000, which after costs of the offering, netted the Company $820,000. Between
January 12 and April 4, 1996, the Company received $1,000,000 in advances from the Malcolm C. Davenport V Family Trust and the Lanier M. Davenport, Sr. Family Trust (hereinafter referred to collectively as the "Davenport Trusts"), two separate entities and, pursuant to an agreement signed on February 16, 1996, with Board of Directors approval, this debt was converted to 454,545 shares of the Company's common stock, which bears a restricted legend, at a price of $2.20 per share. The trustees of the Malcolm C. Davenport V Family Trust are Malcom
C. Davenport V, Director of the Company and brother of Lanier M. Davenport, Chairman and Chief Executive Officer of the Company, and Malcolm C. Davenport, Jr., a stockholder of the Company and father of Malcolm C. Davenport V and Lanier M. Davenport. The sole trustee of the Lanier M. Davenport, Sr. Family Trust is Malcolm C. Davenport, Jr. In addition, these same sources had loaned an additional $920,000 to the Company as of June 30, 1996.

As discussed under the note "Subsequent Events", on July 16, 1996, pursuant to an understanding with the trustees of the Davenport Trusts, $440,000 of the above mentioned $920,000 of debt to the Davenport Trusts will be converted to 401,140 shares of the Company's common stock, which will bear a restricted legend. The remaining $480,000, plus accrued interest of approximately $15,000, was converted to notes payable to the Davenport Trusts. Payments of $20,000, including interest are to

                        SPINTEK GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                         (a development stage enterprise)
                               (formerly GSA, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

be paid on the 15th of each month, commencing August 15, 1996 until paid. Also on July 16, 1996 the Company issued a $7,143,000, 4% Convertible Debenture ("Debenture") due December 31, 1997. The Debenture was issued to an offshore investor pursuant to Regulation S promulgated under the Act at a discount of 30%. The Debenture netted the Company $4,400,000 after discount and costs associated with the offering. The Debenture, plus any accrued interest, automatically converts into common stock of the Company on December 31, 1997 or, at any time after August 30, 1996 at the option of the holder.

Pursuant to the terms and conditions of the Debenture, the price at which the debt underlying the Debenture will be converted to equity ranges from a minimum of $1 to a maximum of $3 per share, subject to certain conditions. The conversion price could fall below the $1 minimum if the Company fails to become listed on the NASDAQ National Market be November 13, 1996; or, if the Company's actual profits are not at least eighty percent (80%) of the projected quarterly profits for either of the quarters endeding September 30, 1996 or December 31, 1996. Should either of these events occur, the Debenture holder could conceivably convert the underlying debt to common stock of the Company at a price which could give the holder a majority of the shares outstanding in the Company.

On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of preferred stock, without nominal or par value per share. There are currently no issued and outstanding preferred shares; however, pursuant to the provisions of the terms of the Debenture described above, it is the intention of the Board of Directors to issue shares of preferred stock to satisfy the underlying debt of said Debenture. All such preferred stock issued to the Debenture holders plus any accrued and unpaid dividends thereon will be converted to common stock of the Company on or before December 31, 1997, pursuant to the terms of the Debenture.

The Company's ability to continue as a going concern depends on its ability to begin and sustain profitable operations.

DESCRIPTION OF BUSINESS - The Company's corporate mission calls for it to identify, refine and then market and license proprietary gaming technology on a worldwide basis. The Company intends to initially market its two principal products, a slot machine coin hopper measurement device known as the M.A.N.A.G.E.R.S. systems (Mass and Numeric Gauging Electronic Recording
System) and an off-line data collection and accounting system, known as the ACCUDATA system. When combined these two products form a product known as the ACCUSYSTEM. The Company intends to distribute these products both within and outside of the United States, principally in Central and South America and Africa, and, to a lesser extent, in the Caribbean, Europe, and Eastern Asia. The Company intends to market its products principally through technology licensing to other companies and through its own sales force.

                        SPINTEK GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        (a development stage enterprise)
                              (formerly GSA, Inc.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company no longer plans to manufacture and distribute reel-type slot machines and is currently attempting to sell and/or lease its rights to the patent it controls for such technology.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Spintek Gaming, Inc., and Spintek Gaming, Inc.'s wholly-owned subsidiary,
Spinteknology, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES AND UNCERTANTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assmptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain significant estimates were made in the preparation of the financial statements. While Managements estimate's of the Allowance for obsolete inventories and the Valuation allowance for deferred taxes, were made based on the best information currently available, it is reasonably possible that these estimates could change by a material amount within one year.

CASH - The company maintains at financial institutions cash accounts which may exceed federally insured amounts at times and which may at times significantly exceed balance sheet amounts due to outstanding checks.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

EQUIPMENT - Equipment is stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

                        SPINTEK GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        (a development stage enterprise)
                             (formerly GSA, Inc.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Depreciation is provided at the time equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from three to ten years.

ORGANIZATION COSTS - Organization costs are stated at unamortized cost and are amortized using the straight-line method over five years.

DEFERRED PATENT COSTS - Spinteknology owns a patent application for certain coin hopper technology. Deferred patent costs are recorded at cost and will be amortized over the life of the patent when, and if, issued.

MARKETABLE EQUITY SECURITIES - Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in debt and equity securities be designated as held-to-maturity, trading or available-for-sale.

Securities classified as held-to-maturity are securities for which the Company has demonstrated the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost and no adjustment is made in the financial statements for unrealized gains and losses.

Trading securities are securities bought and held principally for the purpose of selling them in the near future. Securities classified as trading are stated at fair value and unrealized holding gains and losses are included in income.

Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

INCOME TAXES - Income taxes are computed based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities, if significant, are recognized for the estimated future tax effects attributed to temporary differences between the book and tax bases of assets and liabilities and for carryforward items. The measurement of current and deferred tax assets and liabilities is based on enacted law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

NET LOSS PER SHARE - Net loss per share is computed using the weighted average number of shares of common stock outstanding, giving retroactive recognition for the number of equivalent shares received by Spintek Gaming, Inc. in conjunction with the acquisition on September 14, 1995, and giving effect to the reverse split of one (1) share for two (2) shares on September 26, 1995.

                      SPINTEK GAMING TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                       (a development stage enterprise)
                            (formerly GSA, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) in March, 1995, to be effective for fiscal years beginning after December 15, 1995. SFAS 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company adopted SFAS 121 during the year ended June 30, 1996, with no impact on operations.

STOCK-BASED COMPENSATION - Accounting Principles Board (APB) Opinion 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the exercise price. In October, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) 123, "Accounting for Stock-Based Compensation". SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB Opinion 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS in fiscal year 1997.

INVENTORIES

Inventories consist of the following:
       Raw material                            $    7,500
       Finished goods                             472,235
       Less: Allowance for obsolescence           (28,000)

             Total Inventories 6/30/96           $451,235

FURNITURE, FIXTURES AND EQUIPMENT - NET

Furniture, fixtures and equipment consists of the following:
       Furniture and fixtures                   $  16,423
       Equipment                                   70,526
                                                   86,949
       Less: Accumulated depreciation             (11,064)

       Furniture, fixtures and equipment - net  $  75,885

                      SPINTEK GAMING TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                       (a development stage enterprise)
                            (formerly GSA, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS

The Company has agreed to advance to International amounts sufficient to satisfy certain of International's obligations. This amount is not expected to exceed $225,000 and through June 30, 1996, such advances totaled approximately $186,000.

The Company is obligated to pay royalty payments of $100 per gaming apparatus for all licensed gaming apparatus (embodying certain technology) sold by Gaming under a license agreement, dated April 6, 1995, with International. The term of the agreement is for the life of the last to expire of the existing patent and copyright and such patents as may be granted on the applications covered by the agreement. The agreement requires a minimum royalty of $100,000 per year commencing one year after its effective date. To date no gaming apparatus have been sold and royalty payments thus far have been applied toward reducing the note receivable from International.

On May 26, 1995, Spinteknology entered into an agreement under which it was licensed to include the M.A.N.A.G.E.R.S. system in associated gaming equipment it manufactures and distributes. The licensor has applied for a patent on the M.A.N.A.G.E.R.S. system. This agreement was superseded on March 19, 1996, when Spinteknology acquired the rights to the M.A.N.A.G.E.R.S. system from the inventor for $950,000.

The Company has allowed a license on a coin hopper and a license on a multi-game video slot machine to both lapse, and has not elected to renew these licenses.

On October 14, 1995, the Company entered into a technology assignment agreement in which it received all rights and claims to an input/output circuit board ("I/O Board"), jointly developed by the Company and one of its consultants, which is the key component of the Company s ACCUDATA system. The agreement requires the Company to pay $5 for each I/O Board sold by the Company, to be remitted on a quarterly basis net of any returns.

The Company subleases a 15,182 square foot facility in Las Vegas, Nevada from International Technical Systems. The Company pays $7,662 per month for the lease which terminates August 31, 1997. Minimum lease commitments under this noncancellable operating lease as of June 30, 1996 are $91,944 for the year ending June 30, 1997, and $15,324 thereafter. Total rent and lease expense, including equipment, for each applicable period is as follows:

                                                                  Cumulative
                               March 31, 1995                   March 31, 1995
                               (inception) To     Year Ended    (Inception) To
                                June 30, 1995    June 30, 1996   June 30, 1996

Rent and lease expense         $       13,730    $     141,797  $      155,527

As of June 30, 1996, the Company was committed to purchase approximately $168,000 of inventory under two purchase order agreements.

                         SPINTEK GAMING TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES
                         (a development stage enterprise)
                               (formerly GSA, Inc.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS

The Lanier M. Davenport, Sr. Family Trust and the Malcolm C. Davenport V
Family Trust, (hereinafter referred to collectively as the "Davenport Trusts"), two separate entities, have made advances in the aggregate of $1,920,000, of which $1,000,000 has been converted into shares of common stock of the Company, which bear a restricted legend, as of June 30, 1996. The trustees of the Malcolm C. Davenport V Family Trust are Malcolm C. Davenport V, Director of the Company and brother to Lanier M. Davenport, Chairman and Chief Executive Officer, and Malcolm C. Davenport, Jr., father of Malcolm C. Davenport V and Lanier M. Davenport. The sole trustee of the Lanier M. Davenport Family Trust is Malcolm C. Davenport, Jr. The remaining $920,000 is in the form of demand notes and bears interest at a rate of 10% per annum. The accrued and unpaid interest was $11,414 at June 30, 1996.(See "Subsequent Events")

Mr. Lanier M. Davenport, Chairman, President, and Chief Executive Officer, has made loans to the Company in the aggregate amount of $330,000 at an annual interest rate of 10% in the form of demand notes, of which $119,108, plus accrued and unpaid interest of $8,843, remained outstanding as of June 30, 1996.

Malcolm C. Davenport, Jr., stockholder of the Company and father of both Lanier
M. Davenport, Chairman and Chief Executive Officer of the Company, and
Malcolm C. Davenport V, Director of the Company, has made loans in the aggregate amount of $418,500 at an annual interest rate of 10% in the form of demand notes, of which $323,000 plus accrued and unpaid interest of $21,850 remained outstanding as of June 30, 1996.

Sarah L. Davenport, stockholder of the Company and mother of both Lanier M. Davenport, Chairman and Chief Executive Officer of the Company, and Malcolm Clifton Davenport V, Director of the Company, has made loans in the aggregate amount of $20,000 at an annual interest rate of 10% in the form of demand notes, which amount plus accrued and unpaid interest of $1,842 remained outstanding as of June 30, 1996.

Davenport Investments, Inc., a corporation controlled by Lanier M. Davenport, Chairman and Chief Executive Officer of the Company, has made loans in the aggregate amount of $56,500 at an annual interest rate of 10% in the form of demand notes, of which $26,000 plus accrued and unpaid interest of $2,109 remained outstanding as of June 30, 1996. It is also party to an agreement with the Company pursuant to which it received lease payments in the aggregate amount of $19,346 for office space used by the Company for its corporate offices in Chattanooga, Tennessee during the period ended June 30, 1996. This agreement will terminate on September 30, 1996.

Coulter & Davenport, Attorneys-at-Law, whose partners are Gary L. Coulter, Esquire, Vice Chairman and Chief Operating Officer of the Company, and Malcolm
C. Davenport, Esquire, Director of the Company, has billed the Company for legal fees and expenses in the aggregate amount of $162,754 of which $117,754 remained outstanding as of June 30, 1996.

                         SPINTEK GAMING TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES
                         (a development stage enterprise)
                              (formerly GSA, Inc.)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS - continued

Interest expense to all related parties was $2,181, $49,403 and $51,584, for the periods March 31, 1995 (Inception) to June 30, 1995, the year ended
June 30,1996 and March 31, 1995 (Inception) to June 30, 1996, respectively.

The Company has made loans as part of an agreement dated April 13, 1995 to Spintek International, Inc., a corporation controlled by Lanier M. Davenport, Chairman and Chief Executive Officer of the Company, in the aggregate amount of approximately $186,00 at an annual interest rate of 10% in the form of demand notes, of which $159,909 plus accrued and unpaid interest of $17,366 remained outstanding as of June 30, 1996.

STOCK OPTIONS

On September 14, 1995, all issued and outstanding options to purchase the common stock of Gaming were extinguished by the agreement of all option holders through the distribution of 281,750 common shares of the Company.
Each option holder received one (1)common share of the Company for each two (2) common shares of Gaming for which the holder had an option to purchase.

At June 30, 1996 an option to purchse 150,000 shares of the Company's common stock was issued and outstanding. Such option was issued on May 2, 1996, at a purchase price of $1.20 per share, the closing bid price of the Company's common stock on that date, and does not expire until December 31, 2001. This option was not issued pursuant to an incentive or employee stock option plan and carries piggyback registration rights. (See also "Subsequent Events").

INCOME TAXES

The provision for income taxes consists of the following:
                                               March 31, 1995
                                               (Inception) To     Year Ended
                                               June 30, 1995     June 30, 1996

Deferred provision                               $     (8,400)    $    (64,900)
Tax benefit of net operating loss carryforward       (263,000)      (1,537,500)
                                                     (271,400)      (1,602,400)
Change in valuation allowance                         271,400        1,602,000
                                                 $         -      $         -

The provision for income taxes differs from the amounts computed by applying the federal statutory rate to income before provision for income taxes as follows:
                                               March 31, 1995
                                               (Inception) To     Year Ended
                                               June 30, 1995     June 30, 1996

Income tax at federal statutory rate            $     223,300     $  1,445,500
State income taxes, net of federal benefit             26,300          171,200
Valuation allowance                                  (271,400)      (1,602,400)
Other                                                  21,800         ( 24,300)
                                                $          -      $         -

                       SPINTEK GAMING TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                       (a development stage enterprise)
                            (formerly GSA, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforward.

As of June 30, 1996, the company has $4,924,000 net operating loss carryforwards available to reduce future taxable income of which $656,000 will expire in 2010.

The following is a summary of significant components of the Company's deferred tax assets as of June 30, 1996:

Net operating loss carryforward           $  1,786,800
Accrued expenses                                78,400
Other                                            8,600
Valuation allowance                          1,873,800
                                          $         -

SUBSEQUENT EVENTS

On July 16, 1996, pursuant to an understanding with the trustees, $440,000 of the $920,000 of debt to the Davenport Trusts will be converted to 401,140 shares of the Company's common stock, which will bear a restricted legend. The remaining $480,000, plus accrued interest of approximately $15,000, was converted to notes payable, with interest accruing at a rate of 10%, to the Davenport Trusts. Payments of $20,000, including interest are to be paid on the 15th of each month, commencing August 15, 1996 until paid.

Also on July 16, 1996 the Company issued a $7,143,000, 4% Convertible Debenture due December 31, 1997. The Debenture was issued to offshore investors pursuant to Regulation S promulgated under the Securities Act of 1933 at a discount of 30%. The Debenture netted the Company $4,400,000 after discount and costs associated with the offering. The Debenture, plus any accrued interest, automatically converts into common stock of the Company on December 31, 1997 or, at any time after August 30, 1996 at the option of the holder.

Pursuant to the terms and conditions of the Debenture, the price at which the debt underlying the Debenture will be converted to equity ranges from a minimum of $1 to a maximum of $3 per share, subject to certain conditions. The conversion price could fall below the $1 minimum if the Company fails to become listed on the NASDAQ National Market be November 13, 1996; or, if the Company's actual profits are not at least eighty percent (80%) of the projected quarterly profits for either of the quarters endeding September 30, 1996 or December 31, 1996. Should either of these events occur, the Debenture holder could conceivably convert the underlying debt to common stock of the Company at a price which could give the holder a majority of the shares outstanding in the Company.

                       SPINTEK GAMING TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                       (a development stage enterprise)
                            (formerly GSA, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUBSEQUENT EVENTS - continued

On July 23, 1996 a former employee was granted a five and one half year option to purchase 50,000 shares of the common stock of the Company at a purchase price of $1.69 per share, the closing bid price for the Company's common stock on that date. The option was not issued pursuant to an incentive or employee stock option plan and carries piggyback registration rights.

On July 31, 1996, a license agreement for use of the M.A.N.A.G.E.R.S. system was modified to defer the minimum annual royalties required by the agreement for a period of one year.

On August 2, 1996, the Company received correspondence from attorneys representing Bally Gaming International, Inc. ("Bally"), that Bally has been issued a patent which may overlap and be in conflict with the Company's patent application for the M.A.N.A.G.E.R.S. system. The Company's outside legal counsel and its patent counsel have been retained to review the matter. To date no litigation has been undertaken. Based on discussion with counsel, Management of the Company believes that its patent for the M.A.N.A.G.E.R.S. system, when and if issued, would have priority over the Bally patent. However, due to the preliminary nature of this matter, Management is currently unable to ultimate effect, if any, it might have on the Company's financial statements.

On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of preferred stock, without nominal or par value per share. There are currently no issued and outstanding preferred shares, however pursuant to the provisions of the terms of the Debenture described above, it is the intention of the Board of Directors to issue shares of preferred stock to satisfy the underlying debt of said Debenture. All such preferred stock issued to the Debenture holders plus any accrued and unpaid dividends thereon will be converted to common stock of the Company on or before December 31, 1997, pursuant to the terms of the Debenture.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       The following exhibits are submitted herewith:

Number Description

 2.1    Valuation Engagement of GSA, Inc. as of June 30, 1995 and Related
        Proxy Information  (1)
 2.2    Asset Purchase and Liability Assumption Agreement  (1)
 2.3    Interest Purchase Agreement  (1)
 2.4    Agreement for Bill of Sale and Assignment of Assets  (1)
 2.5    Assumption Agreement Dated September 14, 1995  (1)
 2.6    Exchange of Stock Agreement and Plan of Reorganization, Dated August
        25, 1995  (1)
 3.1    Articles of Incorporation of the Registrant filed September 11, 1984 (1)
 3.2    Certificate of Amendment filed January 9, 1987  (1)
 3.3    Certificate of Amendment filed May 11, 1987  (1)
 3.4    Certificate of Amendment filed May 20, 1994  (1)
 3.5    Certificate of Amendment filed September 26, 1995  (1)
 3.6    Certificate of Amendment filed September 11, 1996
 3.7    By-laws of the Registrant adopted April 12, 1985  (1)
 3.8    Amendment of By-laws dated April 9, 1987  (1)
10.1    Premise Lease Dated September 1, 1995  (1)
10.2    Employment Agreement with Lanier M. Davenport  (1)
10.3    Employment Agreement with Jonathan P. Hoover  (1)
10.4    Employment Agreement with Steven J. Blad  (1)
10.5 License Agreement dated April 6, 1994 between Spintek International, Inc. and Spintek Gaming, Inc. (1)
10.6    Licensing Agreement dated May 26, 1995 between Bitstream
        Technologies, Inc. and Spinteknology, Inc.  (1)
10.7    Option/Purchase Agreement with Bitstream Technologies, Inc.  (3)
10.8 License Agreement between Spinteknology, Inc. and SUZO International (N.L.) B.V. (4)
10.9    Installment Purchase Agreement with Bitstream Technologies, Inc.  (4)
10.10   Debt Conversion and Securities Purchase Agreement with Trusts  (4)
10.11   Employment Agreement with Robert E. Huggins  (4)
10.12   Amendment to Employment Agreement with Jonathan P. Hoover (4)
10.13   Consulting Agreement with Sailfin Investments, Ltd.
10.14   Severance Agreement with Steven J. Blad
10.15   Stock Option Agreement with Steven J. Blad
10.16   Stock Option Agreement with Gregory A. Boris
10.17   Severance Agreement with Jonathan P. Hoover
10.18   Regulation S Securities Subscription Agreement  (5)
10.19   Modification Agreement to the Convertible Debenture  (5)
10.20   Attorney's Opinion on the Convertible Debentures of the Registrant  (5)
10.21   Escrow Agreement  (5)
10.22   Irrevocable Instructions to Company as Transfer Agent  (5)

21.1    List of subsidiaries of the Registrant (1)
27.1    Financial Data Schedule
99.1    Patent - Reel-type Machine  (1)
99.2    Patent Application  (1)
99.3 Securities Purchase Agreement for Private Placement Financing for the Registrant Dated October 1995 (1)
99.4 Amendment to Securities Purchase Agreement for Private Placement Financing for the Registrant, Dated December 1995 (2)
99.5    Approval by Nevada Gaming Commission of "ACCUSYSTEM"
        marketed by the Registrant, dated December 13, 1995.  (2)
     ________________
(1) Incorporated by reference to the specific exhibit to Form 10-SB, filed November 9, 1995.
(2)    Incorporated by reference to the specific exhibit to the Amendment No.
       1 to Form 10-SB, filed January 30, 1996.
(3) Incorporated by reference to the specific exhibit to the Form 10-QSB for the period ended December 31, 1995.
(4) Incorporated by reference to the specific exhibit to the Form 10-QSB for the period ended March 31, 1996.
(5) Incorporated by reference to the specific exhibit to the Form 8-K, filed August 12, 1996.


     (b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the Company's fourth fiscal quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SPINTEK GAMING TECHNOLOGIES, INC.


                                              By: /s/ LANIER M. DAVENPORT
Date:  September 26, 1996                         Lanier M. Davenport
                                                  Chairman of the Board

Pursuant to the requirements of the Securities and Exchange of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                       Title                      Date

/s/ LANIER M. DAVENPORT     Chairman of the Board,    September 26, 1996
    Lanier M. Davenport     Chief Executive Officer,
                            President and Director
                            (Principal Executive
                            Officer)

/s/ ROBERT E. HUGGINS       Chief Financial Officer   September 26, 1996
    Robert E. Huggins       (Principal Financial
                            and Accounting Officer)

/s/ GARY L. COULTER         Director                  September 26, 1996
    Gary L. Coulter

/s/ MALCOLM C. DAVENPORT V  Director                  September 26, 1996
    Malcolm C. Davenport V