Form 10QSB
period 1996-12-31
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1997-02-10
CIK 1003479

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

(Mark One)

     X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended         December 31, 1996

OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE EXCHANGE ACT

Commission file number           0-27226

               SPINTEK GAMING TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

                   California                           33-0134823

         (State or other jurisdiction        (IRS Employer Identification No.)
       of incorporation or organization)

 901-B Grier Drive, Las Vegas, Nevada 89119     ( 702 )  263 - 3660
  (Address of principal executive offices)   (Issuer's telephone number)


Indicate by mark whether the issuer (1) filed all reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X       No

The number of shares of Common Stock, $0.002 par value, outstanding on December 31, 1996 was 10,866,885.

               SPINTEK GAMING TECHNOLOGIES, INC.
                 (a development stage company)

                          FORM 10-QSB
                             INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheet at December 31, 1996                    3

       Consolidated Statements of Operations - From Inception
           to June 30, 1996, Three Months Ended December 31, 1996,
           Six Months Ended December 31, 1996 and From Inception
           to December 31, 1996                                           4

       Consolidated Statements of Cash Flows - From Inception to
           June 30, 1996, Three Months Ended December 31, 1996
           Six Months Ended December 31, 1996 and From Inception
           to December 31, 1996                                           5

       Notes to Financial Statements                                      7

     Item 2.  Plan of Operation                                          10

PART II.  OTHER INFORMATION                                              13

     Item 1.  Legal Proceedings                                          13

     Item 2.  Changes in Securities                                      13

     Item 3.  Defaults on Senior Securities                              13

     Item 4.  Submission of Matters to a Vote of Security Holders        13

     Item 5.  Other Information                                          14

     Item 6.  Exhibits and Reports on Form 8-K                           16

     Signature Page                                                      17

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share data)

                                                       DECEMBER 31,     JUNE 30,
                                                           1996           1996
                                                        (unaudited)

                                 ASSETS
     Current assets:
       Cash                                               $    824      $   121
       Inventories, net                                        532          452
       Prepaid and other                                       370           25
            Total current assets                             1,726          598

       Furniture, fixtures and equipment - net                 114           76
       Licenses and patents                                  1,019        1,019
       Note receivable from related company                    130          160
       Other assets                                            114           11

       Total assets                                       $  3,103        1,864

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
       Demand notes payable to affiliated parties         $      0      $ 1,085
       Demand notes payable to stockholders                    435        1,408
       Accounts payable                                        307          413
       Accrued liabilities                                     120          233
       Interest and dividends payable                           77           76
            Total current Liabilities                          939        3,215

     Commitments

     Stockholders' equity (deficit):
       Preferred stock, no par value, 100,000 shares
         authorized, 6,842 and 0 shares issued and
         outstanding at December 31, 1996 and
         June 30, 1996, respectively                         4,587
       Common stock, $.002 par value, 100,000,000
         shares authorized, 12,184,114 and
         10,669,091 shares issued and outstanding
         at December 31, 1996 and June 30, 1996,
         respectively                                           24           21
       Additional paid in capital                            4,610        3,592
       Deficit accumulated during development stage         (6,956)      (4,938)
       Dividends: Preferred Stock                              (73)           0
       Treasury stock - 1,317,329 shares at cost               (28)         (26)
            Total stockholders' equity (deficit)             2,164       (1,351)

       Total liabilities and stockholders' equity (deficit)$ 3,103      $ 1,864

    The accompanying notes are an integral part of the financial statements.

                  SPINTEK GAMING TECHNOLOGIES, INC.
                    (a development stage company)
                 CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except per share data)

                                                                                          Cumulative
                                  March 31, 1995    Three Months       Six Months        March 31,1995
                                  (Inception) To        Ended             Ended          (Inception)To
                                   June 30, 1996  December 31, 1996  December 31, 1996  December 31, 1996
                                      (1)            (Unaudited)       (Unaudited)        (Unaudited)

Revenues:
  Sales                             $          0     $          0     $          0        $           0
  Cost of sales                                0                0                0                    0
     Gross profit                              0                0                0                    0

Operating expenses:
  Selling, general &
     administrative                        3,168              655            1,192                4,360
  Research and development                 1,492              209              428                1,920
     Total expenses                        4,660              864            1,620                6,280
Operating Loss                            (4,660)            (864)          (1,620)              (6,280)

Other income (expense):
  Interest and other income                   21               96              126                  147
  Depreciation & amortization                (11)              (7)            (406)                (417)
  Unrealized loss on marketable securities   (83)               0                0                  (83)
  Loss on sale of securities                 (96)               0                0                  (96)
  Interest expense                          (109)            (218)            (118)                (227)
Net loss                            $     (4,938)    $       (993)    $     (2,018)       $      (6,956)

Primary Loss Per Share Of
  Common Stock Outstanding                ($0.50)          ($0.09)          ($0.18)              ($0.69)

Fully Diluted Loss Per Share Of
  Common And Common Equivalent
  Stock Outstanding                       ($0.50)          ($0.09)          ($0.18)              ($0.69)

Weighted Average Common
  Shares Outstanding                   9,778,357       11,399,306       11,027,714           10,136,853

Weighted Average Common
  Shares Outstanding
  Assuming Full Dilution               9,778,357       24,749,550       17,702,836           13,645,422

<F1>
  (1) Weighted Average Common Shares Outstanding Restated To Reflect Effect
      Of Acquisition Which Was Effective For Accounting Purposes As Of July 1, 1995.

    The accompanying notes are an integral part of the financial statements.

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Cumulative
                                           March 31, 1995    Six Months         March 31, 1995
                                           (Inception) To       Ended           (Inception) To
                                           June 30, 1996   December 31, 1996   December 31, 1996
                                                             (Unaudited)          (Unaudited)

Cash flows from operating activities:
Net loss                                   $     (4,938)      $   (2,018)        $     (6,956)
Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation and Amortization                      11               12                   23
  Amortization of debt issuance costs                 0              395                  395
  Allowance for inventory obsolescence               28               89                  117
  Provision for bad debts                             0               81                   81
  Loss on sale of securities                         96                0                   96
  Unrealized loss on marketable securities           83                0                   83
  Noncash operating expenses for
    common stock                                    597                0                  597
  Other non-cash adjustments                          0               31                   31
  Changes in operating
    assets and liabilities:
    Decrease (increase) in assets:
      Inventories                                  (480)            (169)                (649)
      Prepaid and other                             (34)            (448)                (482)
    Increase (decrease) in liabilities:
      Accounts payable                              401             (105)                 296
      Accrued liabilities                           233             (113)                 120
      Interest and preferred dividends payable       76                1                   77
Net cash used by operating activities            (3,927)          (2,244)              (6,171)

Cash flows from investing activities:
  Purchase of furniture, fixture
    and equipment                                   (65)             (49)                (114)
  Acquisition of licenses and patents              (157)               0                 (157)
  Proceeds from sale of securities                  186                0                  186
  Note receivable from related company             (182)              (4)                (186)
  Other                                              (1)               0                   (1)
Net cash used by investing activities              (219)             (53)                (272)

Cash flows from financing activities:
  Payments-demand notes payable(net)                466           (1,085)                (619)
  Payments-demand notes payable
    to stockholders (net)                         1,318             (973)                 345
  Proceeds-advances from stockholders             1,000                0                1,000
  Proceeds-Convertible debentures                     0            7,143                7,143
  Debt Issuance Costs                                 0           (2,768)              (2,768)
  Conversion of debenture net of
     unamortized discount                             0           (4,829)              (4,829)
  Issuance of common and treasury stock           1,483              683                2,166
  Issuance of preferred stock                         0            4,829                4,829
Net cash provided by financing activities         4,267            3,000                7,267
Net increase in cash                                121              703                  824
Cash, beginning of period                             0              121                    0
Cash, end of period                        $        121       $      824         $        824



The accompanying notes are an integral part of the financial statements.

                    SPINTEK GAMING TECHNOLOGIES, INC.
                      (a development stage company)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands)

                                                                                  Cumulative
                                           March 31, 1995     Six Months        March 31, 1995
                                           (Inception) To        Ended          (Inception)To
                                           June 30, 1996   December 31, 1996  December 31, 1996
                                                              (Unaudited)         (Unaudited)


Supplemental schedule of noncash investing
  and financing activities:
  Issuance of common stock for securities   $      368       $       -         $      368
  Issuance of common stock for employment
    contracts and prepaid services          $       75       $       -         $       75
  Issuance of common stock exchanged
    for debt                                $      152       $      440        $      592
  Issuance of common stock and treasury stock
   for advances from stockholders           $    1,000       $       -         $    1,000
  Issuance of common and treasury stock
    for services related to acquisition
    of public entity                        $    1,014       $       -         $    1,014
  Issuance of preferred stock in exchange for
     convertible debenture, net of
     unamortized debt issuance costs        $       -        $    4,829        $    4,829
  Issuance of common stock in exchange for
     preferred stock                        $       -        $      243        $      243
  Purchase of furniture, fixtures and
    equipment through reduction in
    receivable from related parties         $       22       $       -         $       22
  Notes and interest payable to stockholders
    forgiven by stockholders, treated as
    additional paid-in capital              $       -        $       335       $      335
  License and patent cost included in
    accounts payable                        $       12       $        -        $       12
  License and patent cost acquired by issue
    of notes payable                        $      850       $        -        $      850
  Royalty expense used to reduce note and
    interest receivable from related parties$       -        $        55       $       55
  Reduction of net proceeds of convertible
    debenture for debt discount and
    issuance costs                          $       -        $     2,768       $    2,768
  Additional paid-in capital recognized
    through reduction in notes and interest
    payable to related parties              $       -        $       335       $      335

Supplemental disclosure of cash
  flow information:
  Cash paid for interest                    $       33       $       100       $      133


The accompanying note are an integral part of the financial statements.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                         AND SUBSIDIARIES
                                (a development stage enterprise)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission, for the year ended June 30, 1996.

2.   Litigation

On October 7, 1996, Spinteknology, Inc., a wholly owned subsidiary of Spintek Gaming, Inc., a Georgia corporation which is a wholly owned subsidiary of Spintek Gaming Technologies, Inc., filed with the United States Patent and Trademark Office in Washington, D.C., a Communication pursuant to 37 C.F.R.
1.607 to Request an Interference. In this proceeding, Spinteknology is asking the Patent Office to declare that a conflict exists between its patent application and a patent issued on July 2, 1996 to the other party to the proceeding, Bally Gaming International, Inc., and that Spinteknology's patent rights are superior to those of Bally.

On October 10, 1996, Richard M. Mathis of Reno, Nevada filed a complaint in the Washoe County, Nevada Second Judicial District Court. Named as defendants are Spintek Gaming Technologies, Inc. ("Gaming"); Spintek International, Inc.; and Lanier M. Davenport, who, until October 18, 1996, was Chairman and Chief Executive Officer of Gaming. In his suit, Mr. Mathis contends that he was forced by Gaming and Davenport to transfer to Davenport his ownership and control of Gaming, and that, with Gaming's assistance, Davenport defrauded him, breached a fiduciary duty to him, and converted assets. Mr. Mathis seeks an accounting of Gaming's financial affairs and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000.On January 6, 1997, Gaming and Spintek International, Inc. filed an answer denying any liability to Mr. Mathis. The parties will now engage in discovery.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                                (a development stage enterprise)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (unaudited)

2.        Litigation (continued)

On October 24, 1996, Spintek Gaming Technologies was served with a lawsuit filed September 25, 1996, in the Clark County, Nevada Judicial District Court by Unique Entertainment. Unique Entertainment contends that it contracted with Spintek to provide services of two entertainers, but that Spintek failed to pay for those services. The amount which Unique Entertainment claims is owed is $72,750. Spintek timely filed an answer on November 27, 1996, denying liability. The parties will now engage in discovery.

3.   Conversion of Debt to Preferred Shares

On July 16, 1996, the Company issued a $7,143,000, 4% Convertible Debenture ("Debenture") due December 31, 1997. The Debenture, plus any accrued interest, is convertible into preferred shares of the Company, at the option of the Company at any time prior to the due date. On August 6, 1996 the Board of Directors was granted authority by consent of a majority of the stockholders of the Company to issue up to 100,000 shares of preferred stock. On October 1, 1996, the Company issued 7,202 preferred shares to the Debenture holder in satisfaction of the $7,143,000 debt as well as approximately $59,000 in accrued interest on the debt. These preferred shares, plus any accrued and unpaid dividends thereon will be converted to common stock of the Company on or before December 31, 1997, pursuant to the terms of the Debenture.

4.     Conversion of Preferred Shares to Common Shares

The above referenced preferred shares were to have been converted to common stock at a price ranging from a minimum of $1 to a maximum of $3 per share. However, because the Company failed to become listed on the NASDAQ National Market by November 13, 1996 the conversion price was allowed to fall below the $1 minimum pursuant to the terms of the Debenture that promulgated the issuance
of the preferred shares.   On November 21, 1996 the Company received notice to
convert 360 of the 7,202 preferred shares to 1,113,883 shares of common stock at an average price $0.325 per share. The conversion price per share was based on the closing bid price of the common stock for the five days ended November 20, 1996.

                              SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                                 (a development stage enterprise)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (unaudited)

5.     Potential Dilution

The remaining 6,842 shares of preferred stock would convert into approximately 13,350,000 shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last days of December, 1996. Had such a conversion occurred, the holder of the preferred shares would have owned approximately 14,464,000 shares of common stock of the Company, or just over 57% of the shares that would have been issued and outstanding based on the actual shares outstanding at December 31, 1996.

6.   Potential Stock Split

Pursuant to the terms of the Debenture, because the five-day average bid price of the common shares of the Company did not attain a value of at least $3.00 per share by October 13, 1996, the holder of the preferred shares has the right to cause the Company to effect a reverse split the common shares outstanding of the Company to attain such a value. As of the date of this document, the Debenture holder has not caused the Company to reverse split its common stock.

7.   Contribution of Shares

On October 18, 1996, Mr. Lanier M. Davenport, Sr. resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Davenport in conjunction with his resignation, contributed 1,300,000 of the shares of common stock he owned in the Company back to the Company in an effort to enhance shareholder value. Such contribution of shares has been recorded on the books of the Company as Treasury Stock at December 31, 1996 with a basis at par value, or $2,600.

8.  Forgiveness of Debt

On December 31, 1996, Malcolm C. Davenport, Jr., a stockholder of the Company and father of Malcolm C. Davenport V, Director of the Company, and Lanier M. Davenport, forgave $303,000 of debt in the form of demand notes plus approximately $7,000 of interest owed to him by the Company, for the benefit of the Company. Such debt has been reclassified as Additional Paid-In Capital for book purposes at December 31, 1996.

ITEM 2.  Plan of Operation

The following is Management's plan of operation for the next twelve (12) months and analysis of certain significant factors which have affected the Company's financial position and operating results during the period included in the accompanying financial statements which include the Company's wholly-owned subsidiary, Spintek Gaming, Inc. and its wholly-owned subsidiary Spinteknology, Inc. This plan should be viewed in conjunction with the accompanying financial statements, including the notes thereto, and the Company's Form 10-KSB, as filed with the Securities and Exchange Commission, for the year ended June 30, 1996.

Results of Operation

For the six months ended December 31, 1996, the Company incurred net losses of approximately $2,018,000 and negative cash flows from operating activities of nearly $2,244,000. Cumulatively, for the twenty-one months from inception (March 31, 1995) to December 31, 1996, net losses and negative cash flows from operating activities were approximately $6,956,000 and about $6,171,000, respectively.

The losses for the six months ended December 31, 1996 reflect expenses related to continuing product development, the expansion of the Company's shareholder relations program, and attorneys fees incurred primarily as a result of efforts related to its patent application. The loss also includes amortization of approximately $395,000 related to the debt issuance costs of a convertible debenture issued by the Company, approximately $88,000 for estimated inventory obsolescence, and nearly $54,000 to extinguish a consulting contract. Management does not foresee the amortization of debt issuance of a convertible debenture, nor the extinguishment of consulting contracts through distributions of lump sums, to be recurring. Therefore, the operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

The losses for the twenty-one months ended December 31, 1996 also include expenses related to the expansion of the Company's marketing program, the writedown of inventory of approximately $280,000 due to a change in strategic direction for the Company, and $524,052 for the extinguishment of employee contracts, paid in the form of the common stock of the Company to certain key employees and/or their designees.

Liquidity and Working Capital and Plan of Operation

To date, absent revenue from operations, the Company has funded itself primarily through equity and debt transactions. On July 16, 1996, the Company issued a $7,143,000, 4% Convertible Debenture ("Debenture") due December 31, 1997. On October 1, 1996, the Company issued 7,202 preferred shares to the Debenture holder in satisfaction of the $7,202,000 debt and accrued interest on the debt. These preferred shares, plus any accrued and unpaid dividends thereon are convertible into common stock of the Company on or before December 31, 1997. Such preferred shares were to have been converted to common stock at a price ranging from a minimum of $1 to a maximum of $3 per share. However, because the Company failed to become listed on the NASDAQ National Market by November 13, 1996 the conversion price was allowed to fall below the $1 minimum pursuant to the terms of the Debenture that promulgated the issuance of the preferred
shares.   On November 21, 1996 the Company received notice to convert 360 of the
7,202 preferred shares to 1,113,883 shares of common stock at an average price $0.325 per share. The conversion price per share was based on the closing bid price of the common stock for the five days ended November 20, 1996.

The remaining 6,842 shares of preferred stock would convert into approximately 13,350,000 shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last days of December, 1996. Had such a conversion occurred, the holder of the preferred shares would have owned approximately 14,464,000 shares of common stock of the Company, or just over 57% of the shares that would have been issued and outstanding based on the actual shares outstanding at December 31, 1996.

Also, pursuant to the terms of the Debenture, because the five-day average bid price of the common shares of the Company did not attain a value of at least $3.00 per share by October 13, 1996, the holder of the preferred shares has the right to cause the Company to effect a reverse split the common shares outstanding of the Company to attain such a value. As of the date of this document, the Debenture holder has not caused the Company to reverse split its common stock.

On October 18, 1996, Mr. Lanier M. Davenport, Sr. resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Gary L. Coulter, Esquire, who has been the Chief Operating Officer and acting Vice Chairman of the Board of Directors since April 1996, became the Chief Executive Officer and acting Chairman effective October 18, 1996. Mr. Davenport in conjunction with his resignation, contributed 1,300,000 of the shares of common stock he owned in the Company back to the Company in an effort to enhance shareholder value.

On December 31, 1996, Malcolm C. Davenport, Jr., a stockholder of the Company and father of Malcolm C. Davenport V, Director of the Company, and Lanier M. Davenport, forgave $303,000 of debt in the form of demand notes plus approximately $7,000 of interest owed to him by the Company, for the benefit of the Company.

Management is attempting to forge strategic alliances with companies that are already successful in the gaming industry who are presently looking to enhance existing products and expand their presence in foreign markets as opportunities for sales growth. The Company has signed two technology licensing agreements, in which the Company has given a nonexclusive license to two separate companies for the M.A.N.A.G.E.R.S. system. These two license agreements are with SUZO International, (N.L.) B.V. and International Game Technology, Inc. To date, no sales have taken place to either of these companies, nor can there be any assurance that the Company will recognize revenues as a result of these agreements.

During the quarter ended December 31, 1996, the Company completed several enhancements to its online accounting and auditing software for the ACCUSYSTEM. In addition, the ACCUSYSTEM was modified to allow data transmission from remote locations via a telephone modem. Management believes these technological advancements to the ACCUSYSTEM will make it more appealing, not only in Nevada but worldwide.

On July 22, 1996, the Company received an order for 600 ACCUSYSTEMS, along with a substantial deposit, from Americas Gaming International, Inc. ("AGI"), an international route operator. On October 1, 1996, the Company notified AGI that the first 300 units of their order were ready to ship, and that the balance of payment for those units was due and payable upon shipping. However, as of the date of this document, no product has been shipped and due to the apparent financial condition of AGI, there can be no assurance that any product will ever be shipped. During the quarter ended December 31, 1996, the Company sent a demand notice to AGI for the balance of their order and recognized the deposit received from them (approximately $75,000) as "Other Income".

The Company currently has its ACCUSYSTEM on trial with a major slot route operator in Las Vegas and has successfully completed a field trial of the ACCUSYSTEM for two other route operators. Management believes that the ongoing trial is proceeding well and that the Company will, more likely than not, be able to recognize sales as a result of these trials by the end of fiscal 1997. However, to date there has been no commitment from any of the route operators to purchase the ACCUSYSTEM and there can be no assurance that the Company will recognize any revenue from these trials.

The Company incurred approximately $428,000 in research and development expenses during the six months ended December 31, 1996 and plans to incur additional research and development expenses of approximately $400,000 over the
next twelve months on both current and new products.   The Company expects to
purchase approximately $40,000 in operating equipment over the next twelve months. The Company currently has 12 full-time employees and expects that it will employ approximately 20 full-time employees by the end of the next twelve months.

The Company had cash reserves of approximately $824,000 and a positive working capital position of approximately $787,000 as of December 31, 1996. However, based upon current operating projections, and the anticipated cost to produce and market its products, the Company must secure additional financing before the end of its fiscal year, June 30, 1997. Management is currently seeking additional funding. However, there can be no assurances that such additional financing can be located. Should the Company fail to secure additional financing, or fail to begin to generate sufficient revenues to support operations, the Company will be unable to continue as a going concern. While the Company believes that it has viable prospects for sale and/or licensing of its product, as of the date of the document, other than the order from AGI and the license agreements with IGT and SUZO, the Company has no firm orders for its products. In addition, should extensive litigation be required for either the Mathis suit or Bally patent issue, or should any of this litigation result in an unfavorable outcome to the Company, either of these matters could have a material detrimental effect on the Company.


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 7, 1996, Spinteknology, Inc., a wholly owned subsidiary of Spintek Gaming, Inc., a Georgia corporation which is a wholly owned subsidiary of Spintek Gaming Technologies, Inc., filed with the United States Patent and Trademark Office in Washington, D.C., a Communication pursuant to 37 C.F.R.
1.607 to Request an Interference. In this proceeding, Spinteknology is asking the Patent Office to declare that a conflict exists between its patent application and a patent issued on July 2, 1996 to the other party to the proceeding, Bally Gaming International, Inc., and that Spinteknology's patent rights are superior to those of Bally.

On October 10, 1996, Richard M. Mathis of Reno, Nevada filed a complaint in the Washoe County, Nevada Second Judicial District Court. Named as defendants are Spintek Gaming Technologies, Inc. ("Gaming"); Spintek International, Inc.; and Lanier M. Davenport, who, until October 18, 1996, was Chairman and Chief Executive Officer of Gaming. In his suit, Mr. Mathis contends that he was forced by Gaming and Davenport to transfer to Davenport his ownership and control of Gaming, and that, with Gaming's assistance, Davenport defrauded him, breached a fiduciary duty to him, and converted assets. Mr. Mathis seeks an accounting of Gaming's financial affairs and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000. On January 6, 1997, Gaming and Spintek International, Inc. filed an answer denying any liability to Mr. Mathis. The parties will now engage in discovery.

On October 24, 1996, Spintek Gaming Technologies was served with a lawsuit filed September 25, 1996, in the Clark County, Nevada Judicial District Court by Unique Entertainment. Unique Entertainment contends that it contracted with Spintek to provide services of two entertainers, but that Spintek failed to pay for those services. The amount which Unique Entertainment claims is owed is $72,750. Spintek timely filed an answer on November 27, 1996, denying liability. The parties will now engage in discovery.


ITEM 2.  Changes in Securities

         Not applicable

ITEM 3.  Defaults upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on December 10, 1996, the following individuals were elected to the Board of Directors:

                                          Votes For        Votes Withheld

         Gary L. Coulter                  7,753,991            288,223
         Malcolm C. Davenport V           7,739,340            302,874
         Michael D. Fort                  7,753,951            288,223

The following proposals were approved at the Company's Annual Meeting:

                                        Votes For  Against  Abstain  Not Voted

    1.  Ratify the Company's 1996
        stock Option Plan and grant
        of options to Gary L. Coulter
        and Robert E. Huggins           6,215,933  425,789   20,689    1,379,803

    2.  Ratify the selection of Joseph
        Decosimo & Company as the
        independent public accountants
        for the fiscal year ended
        June 30, 1997.                  7,922,365  106,849   13,000


ITEM 5.  Other Information

On October 1, 1996, the Company issued 7,202 preferred shares to the Debenture holder in satisfaction of the $7,202,000 debt and accrued interest on the debt. These preferred shares, plus any accrued and unpaid dividends thereon are convertible into common stock of the Company on or before December 31, 1997. Such preferred shares were to have been converted to common stock at a price ranging from a minimum of $1 to a maximum of $3 per share. However, because the Company failed to become listed on the NASDAQ National Market by November 13, 1996 the conversion price was allowed to fall below the $1 minimum pursuant to the terms of the Debenture that promulgated the issuance of the preferred shares.

On November 21, 1996, the Company received notice that the holder of its preferred shares (the "Holder") was exercising its right to convert 3,601 of its 7,202 preferred shares in Spintek into common shares of the Company. Such conversion would have resulted in a change of control in the Company, since it would have resulted in the Holder owning in excess of 50% of the common shares issued and outstanding. Pursuant to which, Messrs. Coulter, Chairman and Chief Executive Officer, Huggins, Chief Financial Officer, and Fort, Director and an officer of the Company, exercised the change-of-control provision in their respective employment contracts, thereby terminating each of them and entitling each to two year's salary ($240,000) as severance. However, prior to any common shares being issued, the Holder rescinded its notice and sent a subsequent notice, also dated November 21, 1996, exercising its right to convert 360 of its 7,202 preferred shares (5%) into common shares. Such conversion resulted in the issuance of 1,113,883 shares of the common stock of the Company, or approximately 10.25% of the issued and outstanding common shares. See Note 4 of the Notes to Consolidated Financial Statements.

Since the Holder decided to rescind its original notice to convert before any common shares had issued, Management determined that a change-in-control did not occur. Messrs. Coulter and Huggins, therfor rescinded their resignations and agreed to return the $240,000 advanced to them as severance pay. Mr. Fort did not rescind his resignation in writing, but continued to serve as a Director and an officer and ran for and was reelected, as a Director at the Company's annual meeting on December 10, 1996. Nevertheless, he did not agree to, and has not returned the $240,000 advanced to him. The Company has insisted on several occasions that Mr. Fort agree to return the $240,000. The Company believes that it is entitled to a return of the money and that Mr. Fort is obligated to return it. The $240,000 has been classified as a current receivable at December 31, 1996 on the Company's balance sheet. Since Management believes that a change of control did not take place, it is of the opinion that the Company is entitled to the return of Mr. Fort's advance and intends to make every legal effort to retrieve the money.

On February 7, 1997, Mr. Fort resigned from his position as an officer and Director of the Company.

As described above, on November 21, 1996 the Company received notice to convert 360 of the 7,202 preferred shares to 1,113,883 shares of common stock at an average price $0.325 per share. The conversion price per share was based on the closing bid price of the common stock for the five days ended November 20, 1996.

The remaining 6,842 shares of preferred stock would convert into approximately 13,350,000 shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last days of December, 1996. Had such a conversion occurred, the holder of the preferred shares would have owned approximately 14,464,000 shares of common stock of the Company, or just over 57% of the shares that would have been issued and outstanding based on the actual shares outstanding at December 31, 1996.

Also, pursuant to the terms of the Debenture, because the five-day average bid price of the common shares of the Company did not attain a value of $3.00 per share or above by October 13, 1996, the holder of the preferred shares has the right to cause the Company to effect a reverse split the common shares outstanding of the Company to attain such a value. As of the date of this document, the Debenture holder has not caused the Company to reverse split its common stock.

On October 18, 1996, Mr. Lanier M. Davenport resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Gary L. Coulter, Esquire, who has been the Chief Operating Officer and acting Vice Chairman of the Board of Directors since April 1996, became the Chief Executive Officer and acting Chairman effective October 18, 1996.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1    Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SPINTEK GAMING TECHNOLOGIES, INC.


                                               By: /S/ GARY L. COULTER
          Date: February 7, 1997                   Gary L. Coulter
                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                   Principal Executive Officer)

                                               By: /S/ ROBERT E. HUGGINS
          Date: February 7, 1997                   Robert E. Huggins
                                                   Chief Financial Officer
                                                   (Principal Financial
                                                    and Accounting Officer)


                                               By: /S/ MALCOLM C. DAVENPORT V
          Date: February 7, 1997                   Malcolm C. Davenport
                                                   Director