Form 10QSB
period 1997-03-31
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1997-05-09
CIK 1003479

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)

     X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended         March 31, 1997

	OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE EXCHANGE ACT

Commission file number           0-27226

                   SPINTEK GAMING TECHNOLOGIES, INC.
     (Exact name of small business issuer as specified in its charter)

              California                              33-0134823
(State of incorporation or organization)     (IRS Employer Identification No.)

901-B Grier Drive, Las Vegas, Nevada 89119              ( 702 )  263 - 3660
(Address of principal executive offices)            (Issuer's telephone number)


Indicate by mark whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No

The number of shares of Common Stock, $0.002 par value, outstanding on March 31, 1997 was 10,866,885.

                     SPINTEK GAMING TECHNOLOGIES, INC.
                       (a development stage company)

                               FORM 10-QSB
                                  INDEX
                                                                        Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheet at March 31, 1997                      3

            Consolidated Statements of Operations - From Inception
                to June 30, 1996, Three Months Ended March 31, 1997,
                Nine Months Ended March 31, 1997 and
                From Inception to March 31, 1997                              4

            Consolidated Statements of Cash Flows - From Inception to
                June 30, 1996, Nine Months Ended March 31, 1997 and
                From Inception to March 31, 1997                              5

            Notes to Financial Statements                                     7

  Item 2.  Plan of Operation                                                 11

PART II.  OTHER INFORMATION                                                  14

  Item 1.  Legal Proceedings                                                 14

  Item 2.  Changes in Securities                                             15

  Item 3.  Defaults on Senior Securities                                     15

  Item 4.  Submission of Matters to a Vote of Security Holders               15

  Item 5.  Other Information                                                 15

  Item 6.  Exhibits and Reports on Form 8-K                                  17

  Signature Page                                                             18

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                       SPINTEK GAMING TECHNOLOGIES, INC.
                         (a development stage company)
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                               MARCH 31,              JUNE 30,
                                                 1997                  1996
                                              (unaudited)

                             ASSETS
Current assets:
  Cash                                       $       168        $          121
  Inventories, net                                   526                   452
  Prepaid and other                                  311                    25
     Total current assets                          1,005                   598

Furniture, fixtures and equipment - net              112                    76
Licenses and patents                               1,019                 1,019
Note receivable from related company                 113                   160
Other assets                                         172                    11

Total assets                                  $    2,421         $       1,864

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Demand notes payable to affiliated parties  $        0         $       1,085
  Demand notes payable to stockholders               385                 1,408
  Accounts payable                                   413                   413
  Accrued liabilities                                146                   233
  Interest and dividends payable                     143                    76
    Total current Liabilities                      1,087                 3,215

Commitments

Stockholders' equity (deficit):
  Preferred stock, no par value, 100,000 shares
     authorized, 6,842 and 0 shares issued and
     outstanding at March 31, 1997 and
     June 30, 1996, respectively                   4,587
  Common stock, $.002 par value, 100,000,000
     shares authorized, 12,184,114 and
     10,669,091 shares issued and outstanding
     at March 31, 1997 and June 30, 1996,
     respectively                                     24                    21
  Additional paid in capital                       4,610                 3,592
  Deficit accumulated during development stage    (7,720)               (4,938)
  Dividends: Preferred Stock                        (139)
  Treasury stock - 1,317,329 shares at cost          (28)                  (26)
     Total stockholders' equity (deficit)          1,334                (1,351)

Total liabilities and stockholders' equity     $   2,421                $1,864

    The accompanying notes are an integral part of the financial statements.

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       (in thousands, except per share data)
                                                                                         Cumulative
                                             March 31, 1995    Three Months     Nine Months       March 31,1995
                                             (Inception) To        Ended           Ended          (Inception)To
                                             June 30, 1996    March 31, 1997   March 31, 1997     March 31, 1997
                                                  (1)          (Unaudited)     (Unaudited)         (Unaudited)
Revenues:
  Sales                                      $          0     $          0    $          0        $           0
  Cost of sales                                         0                0               0                    0
  Gross profit                                          0                0               0                    0

Operating expenses:
  Selling, general &
     administrative                                 3,168              565           1,758                4,926
  Research and development                          1,492              187             614                2,106
     Total expenses                                 4,660              752           2,372                7,032
Operating Loss                                     (4,660)            (752)         (2,372)              (7,032)

Other income (expense):
  Interest and other income                            21                6             133                  154
  Depreciation & amortization                         (11)              (7)           (414)                (425)
  Unrealized loss on marketable securities            (83)               0               0                  (83)
  Loss on sale of securities                          (96)               0               0                  (96)
  Interest expense                                   (109)             (11)           (129)                (238)
Net loss                                     $     (4,938)    $       (764)   $     (2,782)       $      (7,720)

Primary Loss Per Share Of
   Common Stock Outstanding                        ($0.50)          ($0.07)         ($0.25)              ($0.76)

Fully Diluted Loss Per Share Of
   Common And Common Equivalent
   Stock Outstanding                               ($0.50)          ($0.07)         ($0.25)              ($0.76)

Weighted Average Common
   Shares Outstanding                           9,778,357       10,866,885      10,974,854           10,200,248

Weighted Average Common
   Shares Outstanding
   Assuming Full Dilution                       9,778,357       29,477,970      23,337,028           14,917,772

<F1>
(1) Weighted Average Common Shares Outstanding Restated To Reflect Effect
    Of Acquisition Which Was Effective For Accounting Purposes As Of July 1,
    1995.

    The accompanying notes are an integral part of the financial statements.

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                                                  Cumulative
                                               March 31, 1995    Nine Months    March 31, 1995
                                               (Inception) To       Ended       (Inception) To
                                                June 30, 1996   March 31, 1997  March 31, 1997
                                                                  (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net loss                                       $     (4,938)    $   (2,782)     $   (7,720)
Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation and Amortization                          11             19              30
  Amortization of debt issuance costs                     0            395             395
  Allowance for inventory obsolescence                   28            155             183
  Provision for bad debts                                 0             81              81
  Loss on sale of securities                             96              0              96
  Unrealized loss on marketable securities               83              0              83
  Noncash operating expenses for
    common stock                                        597              0             597
  Other non-cash adjustments                              0            (17)            (17)
  Changes in operating
    assets and liabilities:
    Decrease (increase) in assets:
      Inventories                                      (480)          (229)           (709)
      Prepaid and other                                 (34)          (447)           (481)
    Increase (decrease) in liabilities:
      Accounts payable                                  401              1             402
      Accrued liabilities                               233            (87)            146
      Interest and preferred dividends payable           76             67             143
Net cash used by operating activities                (3,927)        (2,844)         (6,771)

Cash flows from investing activities:
  Purchase of furniture, fixture
    and equipment                                       (65)           (55)           (120)
  Acquisition of licenses and patents                  (157)             0            (157)
  Proceeds from sale of securities                      186              0             186
  Note receivable from related company                 (182)            (4)           (186)
  Other                                                  (1)             0              (1)
Net cash used by investing activities                  (219)           (59)           (278)

Cash flows from financing activities:
  Proceeds-demand notes
    payable (net)                                       466         (1,085)           (619)
  Proceeds-demand notes payable
    to stockholders (net)                             1,318         (1,023)            295
  Proceeds-advances from stockholders                 1,000              0           1,000
  Proceeds-Convertible debentures                         0          7,143           7,143
  Debt Issuance Costs                                     0         (2,768)         (2,768)
  Conversion of debenture net of
     unamortized discount                                 0         (4,829)         (4,829)
  Issuance of common and treasury stock               1,483            683           2,166
  Issuance of preferred stock                             0          4,829           4,829
Net cash provided by financing activities             4,267          2,950           7,217
Net increase in cash                                    121             47             168
Cash, beginning of period                                 0            121               0
Cash, end of period                            $        121     $      168      $      168

The accompanying notes are an integral part of the financial statements.

                    SPINTEK GAMING TECHNOLOGIES, INC.
                      (a development stage company)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands)
                                                                                  Cumulative
                                              March 31, 1995    Nine Months     March 31, 1995
                                              (Inception) To       Ended        (Inception)To
                                              June 30, 1996    March 31, 1997   March 31, 1997
                                                                (Unaudited)       (Unaudited)
Supplemental schedule of noncash investing
  and financing activities:
  Issuance of common stock for securities     $      368       $       _        $      368
  Issuance of common stock for employment
    contracts and prepaid services            $       75       $       -        $       75
  Issuance of common stock exchanged
    for debt                                  $      152       $      440       $      592
  Issuance of common stock and treasury stock
   for advances from stockholders             $     1,000      $       -        $    1,000
  Issuance of common and treasury stock
    for services related to acquisition
    of public entity                          $    1,014       $       -        $    1,014
  Issuance of preferred stock in exchange for
     convertible debenture, net of
     unamortized debt issuance costs          $       -        $    4,829       $    4,829
  Issuance of common stock in exchange for
     preferred stock                          $       -        $      243       $      243
  Purchase of furniture, fixtures and
    equipment through reduction in
    receivable from related parties           $       22       $       -        $       22
  Notes and interest payable to stockholders
    forgiven by stockholders, treated as
    additional paid-in capital                $       -        $      335       $      335
  License and patent cost included in
    accounts payable                          $       12       $       -        $       12
  License and patent cost acquired by issue
    of notes payable                          $      850       $       -        $      850
   Royalty expense used to reduce note and
     interest receivable from related parties $       -        $       80       $       80
   Reduction of net proceeds of convertible
      debenture for debt discount and
      issuance costs                          $       -        $    2,768       $    2,768
   Additional paid-in capital recognized
      through reduction in notes and interest
      payable to related parties              $       -        $      335       $      335

Supplemental disclosure of cash
  flow information:
  Cash paid for interest                      $       33       $      110       $      143

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

        On October 7, 1996, Spinteknology, Inc., a wholly owned subsidiary of Spintek Gaming, Inc., a Georgia corporation which is a wholly owned subsidiary of Spintek Gaming Technologies, Inc., filed with the United States Patent and Trademark Office in Washington, D.C., a Communication pursuant to 37 C.F.R.
Section 1.607 to Request an Interference. In this proceeding, Spinteknology is asking the Patent Office to declare that a conflict exists between its patent application and a patent issued on July 2, 1996 to the other party to the proceeding, Bally Gaming International, Inc., and that Spinteknology's patent rights are superior to those of Bally.

        On October 10, 1996, Richard M. Mathis of Reno, Nevada filed a complaint in the Washoe County, Nevada Second Judicial District Court. Named as defendants are Spintek Gaming Technologies, Inc. ("Gaming"); Spintek International, Inc.; and Lanier M. Davenport, who, until October 18, 1996, was Chairman and Chief Executive Officer of Gaming. In his suit, Mr. Mathis contends that he was forced by Gaming and Davenport to transfer to Davenport his ownership and control of Gaming, and that, with Gaming's assistance, Davenport defrauded him, breached a fiduciary duty to him, and converted assets. Mr. Mathis seeks an accounting of Gaming's financial affairs and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000. On January 6, 1997, Gaming and Spintek International, Inc. filed an answer denying any liability to Mr. Mathis. The case is now in the discovery phase.

                         SPINTEK GAMING TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES
                          (a development stage enterprise)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

2.      Litigation (continued)

        On October 24, 1996, Spintek Gaming Technologies was served with a lawsuit filed September 25, 1996, in the Clark County, Nevada Judicial District Court by Unique Entertainment. Unique Entertainment contends that it contracted with Spintek to provide services of two entertainers, but that Spintek failed to pay for those services. The amount which Unique Entertainment claims is owed is $72,750. Spintek timely filed an answer on November 27, 1996, denying liability. The case is now in the discovery phase.

        On February 14, 1996, the Company filed a complaint in the Clark County, Nevada, Eighth Judicial District Court, against Michael D. Fort, a former officer and director of Spintek, who resigned on February 7, 1997. The complaint claims that Mr. Fort must return $240,000 to Spintek that was paid to him in anticipation of a change of control in the Company that did not actually occur. Mr. Fort filed an answer denying liability. On May 13, 1997, the parties will conduct a hearing before the court to address whether Mr. Fort will be compelled to place the $240,000 into the registry of the court pending the outcome of the litigation. The parties will now engage in discovery.

3.     Conversion of Debt to Preferred Shares

       On July 16, 1996, the Company issued a $7,143,000, 4% Convertible Debenture ("Debenture") due December 31, 1997. The Debenture, plus any accrued interest, was convertible into preferred shares of the Company, at the option of the Company at any time prior to the due date. On August 6, 1996 the Board of Directors was granted authority by consent of a majority of the stockholders of the Company to issue up to 100,000 shares of preferred stock. On October 1, 1996, the Company issued 7,202 preferred shares to the Debenture holder in satisfaction of the $7,143,000 debt as well as approximately $59,000 in accrued interest on the debt. These preferred shares, plus any accrued and unpaid dividends thereon were to be converted to common stock of the Company on or before December 31, 1997, pursuant to the terms of the Debenture. However, pursuant to a modification on April 21, 1997, the automatic conversion date was extended to December 31, 1999 (See "Subsequent Events"in Footnote 7 below).

                      SPINTEK GAMING TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                      (a development stage enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

4.      Conversion of Preferred Shares to Common Shares

        The above referenced preferred shares were to have been converted to common stock at a price ranging from a minimum of $1 to a maximum of $3 per share. However, because the Company failed to become listed on the NASDAQ National Market by November 13, 1996 the conversion price was allowed to fall below the $1 minimum pursuant to the terms of the Debenture that promulgated the
issuance of the preferred shares.   As of March 31, 1997, the holder of the
preferred shares had converted 360 of the 7,202 preferred shares into 1,113,883 shares of common stock at an average price $0.325 per share. The conversion price per share was based on the closing bid price of the common stock for the five days ended November 20, 1996.

5.      Potential Dilution

        The remaining 6,842 shares of preferred stock and the unpaid dividends of approximately $139,000 would convert into approximately 17,497,000 shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last five trading days of March, 1997.
Had such a conversion occurred, the holder of the preferred shares would have owned approximately 18,611,000 shares of common stock of the Company, or approximately 63% of the shares that would have been issued and outstanding based on the actual shares outstanding at March 31, 1997. (See "Subsequent Events" in Footnote 7 below)

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

                          SPINTEK GAMING TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES
                           (a development stage enterprise)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

7.	Subsequent Events

        On April 21, 1997, the Company completed a Regulation S Securities Subscription Agreement for an additional 1,429 shares of its preferred stock for which the Company received $880,000 after discount and commissions. The additional 1,429 shares of preferred stock were issued to the overseas investor
who currently owns the other 6,842 shares of outstanding preferred stock.   The
1,429 preferred shares are convertible into common stock of the Company at the election of the holder any time after June 4, 1997 and will automatically convert to common stock on December 31, 1999 if not converted prior to that date. In addition as part of this transaction, the Company modified the automatic conversion date from December 31, 1997 to December 31, 1999 for the 6,842 shares of preferred stock issued in conjunction with a prior Regulation S Securities Subscription Agreement that was issued to the preferred shareholder on July 16, 1996. The Common Stock to be issued upon exercise of the conversion of the Stock is subject to a Registration Rights Agreement.

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

Results of Operation

For the nine months ended March 31, 1997, the Company incurred net losses of approximately $2,782,000 and negative cash flows from operating activities of nearly $2,844,000. Cumulatively, for the twenty-four months from inception (March 31, 1995) to March 31, 1997, net losses and negative cash flows from operating activities were approximately $7,720,000 and about $6,771,000, respectively.

The losses for the nine months ended March 31, 1997 reflect expenses related to continuing product development, the expansion of the Company's shareholder relations program, and attorneys fees incurred primarily as a result of efforts related to its patent application. The loss also includes amortization of approximately $395,000 related to the debt issuance costs of a convertible debenture issued by the Company, approximately $155,000 for estimated inventory obsolescence, related to the slot machines developed by the Company which, as of March 31, 1997, have no apparent market, and nearly $54,000 to extinguish a consulting contract. Management does not foresee the amortization of debt issuance of a convertible debenture, the obsolescence of inventory, nor the extinguishment of consulting contracts through distributions of lump sums, to be recurring. Therefore, the operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

The losses for the twenty-four months ended March 31, 1997 also include expenses related to the expansion of the Company's marketing program, the writedown of inventory of approximately $280,000 due to a change in strategic direction for the Company, and approximately $524,000 for the extinguishment of employee contracts, paid in the form of the common stock of the Company to certain key employees and/or their designees.

Liquidity and Working Capital and Plan of Operation

The Company had cash reserves of approximately $168,000 and a negative working capital position of approximately $82,000 as of March 31, 1997. As stated below, the Company has secured additional financing in the form of convertible debt in the amount of $1,000,000, subsequent to March 31, 1997, of which the Company has received net proceeds in the amount of $880,000. Even with the receipt of these funds, the projected cost to finish production of its proprietary gaming technology combined with the lead time before cash flow will begin to be received from anticipated sales dictate that the Company secure an additional $1.25 million in net proceeds from another financing prior September 30, 1997. Management is currently negotiating with sources to secure such additional financing. However, there can be no assurances that such additional financing can be located. Should the Company fail to secure additional financing, or fail to begin to generate sufficient revenues to support operations, the Company will be unable to continue as a going concern. In addition, should extensive litigation be required for any of the Bally patent issue, the Mathis suit, the Unique Entertainment suit, or the Fort suit or should any of this litigation result in an unfavorable outcome to the Company, any of these matters could have a material detrimental effect on the Company.

To date, absent revenue from operations, the Company has funded itself primarily through equity and debt transactions. On July 16, 1996, the Company issued a $7,143,000, 4% Convertible Debenture ("Debenture") due December 31, 1997. On October 1, 1996, the Company issued 7,202 preferred shares to the Debenture holder in satisfaction of the $7,202,000 debt and accrued interest on the debt. These preferred shares, plus any accrued and unpaid dividends thereon were to be convertible into common stock of the Company on or before December 31, 1997. However, pursuant to a modification on April 21, 1997, the automatic conversion date was extended to December 31, 1999. Such preferred shares were to have been converted to common stock at a price ranging from a minimum of $1 to a maximum of $3 per share. However, because the Company failed to become listed on the NASDAQ National Market by November 13, 1996 the conversion price was allowed to fall below the $1 minimum pursuant to the terms of the Debenture that
promulgated the issuance of the preferred shares.   As of March 31, 1997 the
holder of preferred shares had converted 360 of the 7,202 preferred shares into 1,113,883 shares of common stock at an average price $0.325 per share. The conversion price per share was based on the closing bid price of the common stock for the five days ended November 20, 1996.

The remaining 6,842 shares of preferred stock and the unpaid dividends of approximately $139,000 would convert into approximately 17,497,000 shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last five trading days of March, 1997.
Had such a conversion occurred, the holder of the preferred shares would have owned approximately 18,611,000 shares of common stock of the Company, or approximately 63% of the shares that would have been issued and outstanding based on the actual shares outstanding at March 31, 1997.

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

On April 21, 1997, the Company completed a Regulation S Securities Subscription Agreement for an additional 1,429 shares of its preferred stock for which the Company received $880,000 after discount and commissions. The additional 1,429 shares of preferred stock were issued to the overseas investor who currently
owns the other 6,842 shares of outstanding preferred stock.   The 1,429
preferred shares are convertible into common stock of the Company at the election of the holder any time after June 4, 1997 and will automatically convert to common stock on December 31, 1999 if not converted prior to that date. In addition as part of this transaction, the Company modified the automatic conversion date from December 31, 1997 to December 31, 1999 for the 6,842 shares of preferred stock issued in conjunction with a prior Regulation S Securities Subscription Agreement that was issued to the preferred shareholder on July 16, 1996. The Common Stock to be issued upon exercise of the conversion of the Stock is subject to a Registration Rights Agreement.

During the nine months ended March 31, 1997, the Company incurred approximately $614,000 in research and development expenses and plans to incur additional research and development expenses of approximately $550,000 over the next twelve months on both current and new products. The Company's ACCUSYSTEM is the primary product on which such research and development expenditures have been incurred.

The ACCUSYSTEM is comprised of three primary components: the ACCUHOPPER; the ACCUBOARD; and ACCUDATA. The heart of the ACCUSYSTEM is the ACCUHOPPER, which utilizes proprietary technology (called the M.A.N.A.G.E.R.S. System) for weighing the contents of a coin hopper in a slot machine. ACCUBOARD collects data from the ACCUHOPPER and is capable of collecting any other type of meter output data within a slot machine. ACCUDATA allows the operator to access slot machine data on-line, off-line or via telecommunication and utilizes a personal computer to provide the operator with accounting information and management reports.

To date, the Company has signed two technology licensing agreements, in which the Company has given a nonexclusive license to two separate companies for the M.A.N.A.G.E.R.S. system. These two license agreements are with SUZO International, (N.L.) B.V. and International Game Technology, Inc. SUZO International, (N.L.) B.V. is currently conducting an extensive field trial at a European casino. While Management is encouraged by the results from this trial, to date, no sales have taken place to either of these companies, nor can there be any assurance that the Company will recognize revenues as a result of these agreements.

During the nine months ended March 31, 1997, the Company has completed several enhancements to its online accounting and auditing software for the ACCUSYSTEM. In addition, the ACCUSYSTEM was modified to allow data transmission from remote locations via a telephone modem. Management believes these technological advancements to the ACCUSYSTEM will make it more appealing, not only in Nevada but worldwide.

The Company has completed its trials of the ACCUSYSTEM with three major slot route operators in Las Vegas, Nevada, with what Management believes were satisfactory results. However, to date there has been no commitment from any of the route operators to purchase the ACCUSYSTEM and there can be no assurance that the Company will recognize any revenue from these trials.

Management is currently in negotiations to commence trial of its ACCUSYSTEM at two major Las Vegas, Nevada casinos. Although Management is encouraged by the interest in its product, and expects satisfactory results, there can be no assurance that the Company will recognize any revenue from these trials.

Management is attempting to forge strategic alliances to expedite the penetration of the marketplace with companies that are already successful in the gaming industry and has targeted several such companies who are presently looking to enhance existing products and expand their presence in foreign markets as opportunities for sales growth. However, while the Company believes that it has viable prospects for sale and/or licensing of its product, as of the date of the document, other than the license agreements with IGT and SUZO, the Company has no firm orders for its products.

The Company currently has 12 full-time employees and expects that it will employ 15-20 full-time employees, dependent on the level and type of sales volume achieved, by the end of the next twelve months. It also expects to make capital expenditures of approximately $30,000 over the next twelve months.


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 7, 1996, Spinteknology, Inc., a wholly owned subsidiary of Spintek Gaming, Inc., a Georgia corporation which is a wholly owned subsidiary of Spintek Gaming Technologies, Inc., filed with the United States Patent and Trademark Office in Washington, D.C., a Communication pursuant to 37 C.F.R.
Section 1.607 to Request an Interference. In this proceeding, Spinteknology is asking the Patent Office to declare that a conflict exists between its patent application and a patent issued on July 2, 1996 to the other party to the proceeding, Bally Gaming International, Inc., and that Spinteknology's patent rights are superior to those of Bally.

On October 10, 1996, Richard M. Mathis of Reno, Nevada filed a complaint in the Washoe County, Nevada Second Judicial District Court. Named as defendants are Spintek Gaming Technologies, Inc. ("Gaming"); Spintek International, Inc.; and Lanier M. Davenport, who, until October 18, 1996, was Chairman and Chief Executive Officer of Gaming. In his suit, Mr. Mathis contends that he was forced by Gaming and Davenport to transfer to Davenport his ownership and control of Gaming, and that, with Gaming's assistance, Davenport defrauded him, breached a fiduciary duty to him, and converted assets. Mr. Mathis seeks an accounting of Gaming's financial affairs and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000. On January 6, 1997, Gaming and Spintek International, Inc. filed an answer denying any liability to Mr. Mathis. The case is now in the discovery phase.

On October 24, 1996, Spintek Gaming Technologies was served with a lawsuit filed September 25, 1996, in the Clark County, Nevada Judicial District Court by Unique Entertainment. Unique Entertainment contends that it contracted with Spintek to provide services of two entertainers, but that Spintek failed to pay for those services. The amount which Unique Entertainment claims is owed is $72,750. Spintek timely filed an answer on November 27, 1996, denying liability. The case is now in the discovery phase.

On February 14, 1996, the Company filed a complaint in the Clark County, Nevada, Eighth Judicial District Court, against Michael D. Fort, a former officer and director of Spintek, who resigned on February 7, 1997. The complaint claims that Mr. Fort must return $240,000 to Spintek that was paid to him in anticipation of a change of control in the Company that did not actually occur. Mr. Fort filed an answer denying liability. On May 13, 1997, the parties will conduct a hearing before the court to address whether Mr. Fort will be compelled to place the $240,000 into the registry of the court pending the outcome of the litigation. The parties will now engage in discovery.


ITEM 2.  Changes in Securities

	Not applicable


ITEM 3.  Defaults upon Senior Securities

	Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

	Not applicable


ITEM 5.  Other Information

On November 21, 1996, the Company received notice that the holder of its preferred shares (the "Holder") was exercising its right to convert 3,601 of its 7,202 preferred shares in Spintek into common shares of the Company. Such conversion would have resulted in a change of control in the Company, since it would have resulted in the Holder owning in excess of 50% of the common shares issued and outstanding. Pursuant to which, Messrs. Coulter, Chairman and Chief Executive Officer, Huggins, Chief Financial Officer, and Fort, Director and an officer of the Company, exercised the change-of-control provision in their respective employment contracts, thereby terminating each of them and entitling each to two years salary ($240,000) as severance. However, prior to any common shares being issued, the Holder rescinded its notice and sent a subsequent notice, also dated November 21, 1996, exercising its right to convert 360 of its 7,202 preferred shares (5%) into common shares. Such conversion resulted in the issuance of 1,113,883 shares of the common stock of the Company, or approximately 10.25% of the issued and outstanding common shares. See Note 4 of the Notes to Consolidated Financial Statements.

Since the Holder decided to rescind its original notice to convert before any common shares had issued, Management determined that a change-in-control did not occur. Messrs. Coulter and Huggins, therefor rescinded their resignations and agreed to return the $240,000 advanced to them as severance pay. Mr. Fort did not rescind his resignation in writing, but continued to serve as a Director and an officer and ran for, and was reelected as a Director at the Company's annual
meeting on December 10, 1996.   Nevertheless, he did not agree to, and has not
returned the $240,000 advanced to him. The Company has insisted on several occasions that Mr. Fort agree to return the $240,000. The Company believes that it is entitled to a return of the money and that Mr. Fort is obligated to return it. The $240,000 due from Mr. Fort has been classified as a current receivable at March 31, 1997 on the Company's balance sheet. Since Management believes that a change of control did not take place, it is of the opinion that the Company is entitled to the return of Mr. Fort's advance.

On February 7, 1997, Mr. Fort resigned from his position as an officer and Director of the Company.

On February 14, 1996, the Company filed a complaint in the Clark County, Nevada, Eighth Judicial District Court, against Michael D. Fort, a former officer and director of Spintek, who resigned on February 7, 1997. The complaint claims that Mr. Fort must return $240,000 to Spintek that was paid to him in anticipation of a change of control in the Company that did not actually occur. Mr. Fort filed an answer denying liability. On May 13, 1997, the parties will conduct a hearing before the court to address whether Mr. Fort will be compelled to place the $240,000 into the registry of the court pending the outcome of the litigation. The parties will now engage in discovery.

The 6,842 shares of preferred stock issued and outstanding as of March 31, 1997 and the unpaid dividends of approximately $139,000 would convert into approximately 17,497,000 shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last five trading days of March, 1997. Had such a conversion occurred, the holder of the preferred shares would have owned approximately 18,611,000 shares of common stock of the Company, or approximately 63% of the shares that would have been issued and outstanding based on the actual shares outstanding at March 31, 1997.

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

On April 21, 1997, the Company completed a Regulation S Securities Subscription Agreement for an additional 1,429 shares of its preferred stock for which the Company received $880,000 after discount and commissions. The additional 1,429 shares of preferred stock were issued to the overseas investor who currently
owns the other 6,842 shares of outstanding preferred stock.   The 1,429
preferred shares are convertible into common stock of the Company at the election of the holder any time after June 4, 1997 and will automatically convert to common stock on December 31, 1999 if not converted prior to that date. In addition as part of this transaction, the Company modified the automatic conversion date from December 31, 1997 to December 31, 1999 for the 6,842 shares of preferred stock issued in conjunction with a prior Regulation S Securities Subscription Agreement that was issued to the preferred shareholder on July 16, 1996. The Common Stock to be issued upon exercise of the conversion of the Stock is subject to a Registration Rights Agreement.

ITEM 6. Exhibits and Reports on Form 8-K

	(a) Exhibits

	27.1    Financial Data Schedule

	(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SPINTEK GAMING TECHNOLOGIES, INC.

                                              By: /s/ GARY L. COULTER
Date: May 8, 1997                                 Gary L. Coulter
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                              By: /s/ ROBERT  E. HUGGINS
Date: May 8, 1997                                 Robert E. Huggins
                                                  Senior Vice President,
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                   and Accounting Officer)

                                              By: /s/ MALCOLM C. DAVENPORT
Date: May 8, 1997                                 Malcolm C. Davenport V
                                                  Director