Form 10KSB
period 1997-06-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1997-09-18
CIK 1003479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

                              FORM 10-KSB
(Mark One)
 X Annual Report Pursuant To Section 13 Or 15(d) Of The Securities
   Exchange Act Of 1934
                   For the Fiscal Year Ended         June 30, 1997

   Transition Report Pursuant To Section 13 Or 15(d) Of The Exchange Act

                   Commission file number           0-27226


                     SPINTEK GAMING TECHNOLOGIES, INC.
    (Exact name of small business issuer as specified in its charter)

                California                               33-0134823
(State or other jurisdiction of incorporation (IRS Employer Identification
 or organization)                              No.)

901-B Grier Drive, Las Vegas, Nevada 89119          (702) 263 - 3660
(Address of principal executive offices)        (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
       (Title of class)          Name of exchange on which registered
               None                    None

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

The issuer's revenues for the fiscal year ended June 30, 1997 were:  $0.


There were 15,786,443 outstanding shares of common stock, par value $0.002 per share, as of August 25, 1997. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of August 25, 1997, was $3,114,034 based on the last sales price on such date.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

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

   On September 14, 1995, the stockholders of the Company approved the acquisition of Spintek Gaming, Inc. ("Gaming"), a Georgia corporation that was incorporated in December, 1993.
Such acquisition, effected by an exchange of the common stock of the entities, was deemed to be effective as of July 1, 1995. As part of the transaction whereby the Company acquired Gaming, the medical, first aid and related safety product distribution business of the Company, as well as substantially all of its assets, together with its liabilities, were sold to and assumed by a Limited Liability Company, owned by its former president and former controlling stockholder for $150,000. This transaction was also approved by the stockholders of the Company on September 14, 1995. On September 26, 1995, the Company filed an amendment to its articles of incorporation pursuant to which it effected a reverse split on a 1 share for 2 share basis, changed the value of its common stock from no par value to $.002 par value per share and changed its name from GSA, Inc. to Spintek
Gaming Technologies, Inc. As a consequence of the above described transactions, the Company became the holding company of its wholly-owned subsidiary Gaming as well as Gaming's wholly-owned subsidiary, Spinteknology, Inc. ("Spinteknology").

Equipment and Technology
   The company's corporate mission calls for it to identify, refine and then market and license proprietary gaming and non-gaming technology on a worldwide basis. Since approximately
April 1996, the Company, through its subsidiaries, has devoted its efforts to the development of a an off-line data collection and accounting system for slot machines and a device that measures the contents of a slot machine coin hopper. The Company has focused its efforts on its coin hopper measurement device, which it believes to be unique to the gaming industry. Packaged with this coin hopper technology, the Company also incorporates all of the hopper information into a Windows based, real-time data collection system known as "AccuSystem " or sometimes referred to as the "M.A.N.A.G.E.R.S. System".

   AccuSystem was developed for the casino industry to
gather financial and security information into an easy to read format which uses the latest standards in open database technology, allowing access for custom reporting through third party programs such as Crystal Reports or Report Smith . AccuSystem is comprised of several separate components for gathering accurate hopper level information, the primary components of which are the  "AccuHopper ", "AccuBoard ",
and "AccuView ".  AccuHopper is a device that accurately
weighs the number of coins in a slot machine hopper, AccuBoard is a device that communicates this information on a real-time basis to a host computer from the AccuHopper, as well as game active information, and door information for security.
AccuBoard includes data redundancy and time stamping of events that comply with the minimum standards of the Nevada Gaming
Control Board including battery backup and non-volatile
memory.  AccuView is a Windows based software module that
visually displays the hopper levels and status of the games in an easy to use graphical floor map of the casino. This module provides hopper level variance reports that are date/time stamped during periods when a slot machine's door is open and also indicates the inventory level by machine, for all machines by denomination, or for a user selected group of machines on a real-
time basis.   Management believes no other product currently
exists in the market that has the ability to measure and report the current contents of a slot hopper with reliability.

   The coordination of all of these modules working in concert allows a casino manager to set minimum and maximum levels from the Windows software for allowing slot machines to be pre-filled before a game reports a hopper empty signal, thus reducing player down time due to hopper empty conditions. This feature not only increases customer service, and reduces game down time, but allows the casino manager to observe the amount of the fill from his office as it is occurring.

   Management is currently in discussions with major system vendors for data collection and accounting systems to allow the integration of the weighing technology into their software applications. However, unless the individual system vendor can generate what it considers to be sufficient revenue from such an integration, there can be no assurance that such an integration will take place. For this reason, and for the reason of providing a complete turnkey system, the Company has dedicated its Research and Development staff to refine the AccuSystem's data collection and accounting systems to allow it to run independent of any currently installed Slot Accounting system. (See
Competition below).

   As of June 30, 1997, the Company had completed testing of the AccuSystem at three locations for three separate route operators in Las Vegas, Nevada, with what Management believes were satisfactory results. However, to date there has been no commitment from any of the route operators to purchase the AccuSystem and there can be no assurance that the Company will recognize any revenue from these trials. In addition, as of September 10, 1997, the Company had installed the AccuSystem at three major Las Vegas, Nevada casinos for testing. While Management feels the tests are providing the necessary information to the casinos, there can be no assurances that any of the tests will ultimately result in sales of the AccuSystem.

Marketing
   In July 1997, the Company hired Patrick Schmit, a
salesperson with substantial experience in marketing and selling slot accounting systems and slot machines to the gaming industry. It is the intent of Management to market the Company's products through Mr. Schmit's, as well as other key employee's, contacts
in the gaming industry.    Management believes there is a world
wide market for the AccuSystem and/or the components which comprise the system and intends to market it's products either by direct sales (United States), or through licensing arrangements with manufacturers of slot machines, coin hoppers and the major manufacturers of automated accounting systems for slot machines (United States and worldwide).

Direct Sales. The Company has developed AccuHopper kits for slot machines from all major manufacturers. The retrofit kits can be installed on the hopper by either the operator or Company personnel. Management plans to make direct contact to strategic targets in the gaming industry to offer its products for sale in the form of retrofit kits which can either be installed on hoppers by the Company for a fee, or the Company will train the purchaser's technicians to perform the procedure. Hoppers retrofitted with the AccuSystem can either be installed by the Company, or once again the Company will train the purchaser's technicians on installation procedures.

License Agreements.  Management is attempting to forge
strategic alliances with companies that are already successful in the gaming industry who are presently looking to enhance their existing products and/or expand their presence in foreign markets as opportunities for sales growth. As of June 30, 1997 the Company had signed two technology licensing agreements, in which the Company has given a nonexclusive license to two separate companies for the AccuHopper. These two license agreements are with SUZO International, (N.L.) B.V. ("SUZO")
and International Game Technology, Inc. ("IGT").   Each of the
agreements require a fee to be paid to the Company for each of the AccuHoppers sold by the respective licensee. SUZO International, (N.L.) B.V. has been conducting an extensive field trial at a European casino since February 1997. While
Management is encouraged by the results from this trial, to date, no sales have taken place by either of these companies, nor can there be any assurance that the Company will recognize revenues as a result of these agreements.

Competition
   The Company currently has several principal competitors in the market for data collection and accounting systems, including, but not limited to, Mikohn Gaming Corporation, Electronic Data Technologies, a subsidiary of IGT, Bally
Systems, a subsidiary of Bally Gaming International, Inc., Casino Data Systems, and Acres Gaming, Inc. Management, however believes that it currently is the only company that can market a hopper weighing device and has a competitive advantage in the gaming industry with regard to this product. (See Patents, Licenses and Royalty Agreements below.)

    The Company is currently conducting field trials for its
hopper weighing device with three major Las Vegas casinos, each of whom currently utilizes a different competitor's data collection and accounting system. The field trials are currently being conducted parallel to each of the casino's existing slot accounting on-line systems. Management believes its product is marketable as a stand alone system, but also feels that it would be able to penetrate the market sooner and in greater volume by interfacing with its competitors data collection and accounting systems. In this regard, Management has had preliminary discussion with several of the above mentioned competitors to allow for an
interface to their systems.   There can, however, be no assurances
that any of the vendors will agree to such an interface.

Raw Materials and Principal Suppliers
   The components of the AccuSystem and the data collection and accounting systems are made from currently available materials. Such raw materials include steel, aluminum, copper, brass, plastics, zinc, and silicon. All are currently widely available to both the Company and its competitors. The
Company sometimes purchases the raw materials directly, which it subcontracts to assemblers for assembly, and sometimes it purchases completed sub-parts and subassemblies from suppliers.
There can be no assurance that certain raw materials used in the Company's products will remain available in the future or that the Company will be able to find alternate materials in the event that such materials become unavailable.

   The Company is dependent on various suppliers for the components of its AccuSystem and data collection and accounting systems. Although Management believes that there are a number of alternative sources for most of these components, the Company presently must obtain certain components from a limited number of suppliers. The loss of any significant supplier, in the absence of timely and satisfactory alternative arrangements, could adversely effect the Company's ability to deliver its products in a timely manner, when, or if sales occur. In addition, the Company could be adversely affected by delays in delivery or an inability to obtain products from suppliers.

   The principal suppliers to the Company for the components that make up its AccuSystem and data collection and accounting systems are: All American Semiconductor, Arrow
Electronics, FAI Electronics Corporation and Hottinger Baldwin
Messtechnik.

Major Customers
   Although Management believes the field trials mentioned above are proceeding satisfactorily, there can be no assurances that any of the trials will result in a sale. To date the Company has not consummated any sales and therefore has no major customers.

Patents, Licenses and Royalty Agreements
   Although the Company currently has patent applications for its hopper weighing technology pending with the United
States Patent Office, there can be no assurance that the patents will be granted or, if granted, will be effective in preventing competitors from developing similar systems. On August 2, 1996, the Company received correspondence from attorneys representing Bally Gaming International, Inc. ("Bally"), that Bally had been issued a patent on July 2, 1996 which may overlap and be in conflict with Spinteknology's patent application for the M.A.N.A.G.E.R.S. system. On October 7, 1996, Spinteknology filed a Communication pursuant to C. F. R. 1.607 to Request an Interference with the United States Patent and Trademark Office.
In its Communication, Spinteknology asked the Patent Office to declare that a conflict exists between its patent application and the patent issued to Bally. The United States Patent Office declared an Interference between Bally and Spinteknology on June 16, 1997 and named Spinteknology the "senior party". Spinteknology has engaged in negotiations with Bally to settle this matter and as of September 10, 1997, each entity has agreed in principal to resolve this matter, but details have not been finalized.

   The Company has learned that its patent applications pending in Europe for its hopper weighing technology may conflict with patent applications filed in five European countries by Azkoyan, a Spanish company. The Company has had preliminary discussions regarding this matter with Azkoyan, however, to date, there has been no resolution of this issue.
Although Management believes the Company's claims are valid and intends to vigorously assert its rights, it is unable to estimate the outcome of any potential proceedings regarding this matter nor the ultimate financial effect it might have on the Company, due to the preliminary nature of this matter.

   The Company is obligated to pay royalty payments of $100 per gaming apparatus for all licensed gaming apparatus
(embodying certain technology) sold by Gaming under a license agreement, dated April 6, 1995, with Spintek International, Inc.
("International") a company which is neither a parent nor a subsidiary of the Registrant. However, Lanier M. Davenport, the
Company's former Chairman and Chief Executive Officer and a current shareholder of the Company, is a significant shareholder of International.
The term of the agreement is for the life of the last to expire of the existing patent and copyright and such patents as may be granted on the applications covered by the agreement. The agreement requires a minimum royalty of $100,000 per year commencing one year after its effective date. Whether the terms of the license agreements which the Registrant has entered into with International are as favorable as the Company may have obtained from unaffiliated parties cannot be objectively ascertained because there is no other source for the gaming technology developed by International.

   On October 14, 1995, the Company entered into a technology assignment agreement in which it received all rights and claims to an input/output circuit board ("I/O Board"), jointly developed by the Company and one of its consultants, which is a component of the Company's AccuSystem. The agreement requires the Company to pay $5 for each I/O Board sold by the Company, to be remitted on a quarterly basis net of any returns. The I/O Board, as designed, has proven to be inefficient and inaccurate. The Company does not anticipate the use of this I/O Board in its products, and as a result does not expect to pay any royalties pursuant to this agreement.

   United States and worldwide patent applications have been filed for the M.A.N.A.G.E.R.S. system. United States and worldwide trademark applications have been filed for AccuSystem, AccuHopper, AccuBoard, and AccuView.

   As of June 30, 1997, the Company had no franchises nor is it subject to any union labor contracts.

Government Approvals
   The manufacture and distribution of associated gaming equipment is subject to extensive federal, state and local regulation. Although these regulations vary, for the most part, permits, licenses, findings of suitability and other approvals are required to be held by business entities and their key personnel in connections with the manufacture and distribution of associated gaming equipment. The Company and its key personnel has applied or will apply for all government licenses, permits, findings of suitability and other approvals necessary for the manufacture and distribution of its associated gaming equipment in the jurisdictions in which it intends to do business. However, no assurance can be given that such licenses, permits or approvals will be given or renewed in the future.

Regulation of Stockholders of Publicly Traded Corporations

   In most jurisdictions, at the discretion of the gaming regulatory authorities, a stockholder with a substantial position in a company (i.e., owning 5% or more of available shares)can be required to file an application for a license, finding of suitability or other approval, and in the process to subject himself or herself to an investigation by those authorities.

Nevada Regulation

   The Company is subject to regulation by authorities in most jurisdictions in which its products are anticipated to be sold or used by persons or entities licensed to conduct gaming activities, including but not limited to, Nevada. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or finding of suitability processes with respect to the Company, its personnel and its products can be lengthy and expensive. Generally, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they deem reasonable. The Company's AccuSystem as well as each of the individual components thereof, are generally classified as "associated gaming equipment" which is equipment that is not classified as a "gaming device", but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require manufacturers and distributors of "associated equipment" to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. In Nevada, manufacturers and distributors of "associated equipment" are not required to be licensed or found suitable, unless the Nevada Gaming Commission ("Nevada Commission") upon the recommendation of the Nevada State Gaming Control
Board ("Nevada Board") elects to require that such manufacturer and distributor file an application for a finding of suitability to manufacture and distribute associated equipment for use or play in Nevada. However, associated equipment must be approved by the Nevada Board and to date, the Company has complied with the associated equipment approval process for each location at which the AccuSystem is installed and on field trial in Nevada.
To date, the Company has not been required by the Nevada
Board or Nevada Commission to apply for a finding of suitability as a manufacturer and distributor of "associated equipment". In the event that the Company were required to apply for a finding of suitability, it would have to file the required applications and be found suitable by the Nevada Commission in order to continue to manufacture and distribute the AccuSystem for use or play in Nevada.

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

Present Licensing Status

   The Company, acting through Gaming, applied for one license with the Nevada Gaming Control Board for its AccuHopper. Management contemplated that upon a successful trial of the device conducted in the MGM Grand Hotel and Casino in Las Vegas, Nevada, the AccuHopper would receive approval as associated gaming equipment which could be sold in Nevada. On October 13, 1995, this approval was received. Subsequently, on December 13, 1995, the Company received approval from the Nevada Gaming Commission of what is described as an "AccuSystem" consisting of the following:
AccuHopper coin hopper, AccuTrack software program and AccuBoard with portable interface, the TEK TOUCH PEN 2000, for data collection and the AccuTrack database.

    Subsequent to June 30, 1997, the Company developed new hardware and software which were submitted to, and approved by, the Nevada Board. As additional new elements, or enhancements to existing elements are developed, each will be submitted to the Nevada Board for review and approval.

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

Employees

  As of August 22, 1997, the Company had twenty (20) employees, eighteen (18) of which were full-time, at its corporate facility in Las Vegas, Nevada. As anticipated sales begin, the Company will be required to hire additional employees to assemble the Company's products. The Company believes that its relations with its employees are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

   The Company's corporate headquarters are located in Las
Vegas, Nevada in a 15,182 square foot building. The Company has a sublease for this facility from International Technical Systems until August 31, 1997 for which it pays $7,892 per month base rent plus approximately $2,250 per month additional for common area maintenance fees. The Company recently renewed the lease for this property with Howard Hughes
Properties for one year until August 31, 1998 and will pay a monthly base rent of $8,350 plus an estimated additional $2,250 per month for common area maintenance fees. Minimum lease commitments under these noncancellable operating leases at June 30, 1997 approximated $126,000 for the year ending June 30, 1998, and $21,200 thereafter. Approximately one-third of the building is comprised of office space and the remainder is used for warehouse, shop and product assembly. Presently there is excess warehouse capacity at this location, which will diminish in the event distribution and production activities increase because of anticipated future sales.

   Management anticipates that it will spend approximately $15,000 in renovating the office space at this location to accommodate the engineering, sales and marketing function. In the opinion of Management, the above described property is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

   On August 2, 1996, the Company received
correspondence from attorneys representing Bally Gaming International, Inc. ("Bally"), that Bally had been issued a patent on July 2, 1996 which may overlap and be in conflict with Spinteknology's patent application for the M.A.N.A.G.E.R.S. system. On October 7, 1996, Spinteknology filed a
Communication pursuant to C. F. R. 1.607 to Request an Interference with the United States Patent and Trademark Office. In its Communication, Spinteknology asked the Patent Office to declare that a conflict exists between its patent application and the patent issued to Bally. The United States Patent Office declared an Interference between Bally and Spinteknology on June 16, 1997 and named Spinteknology the "senior party". Spinteknology has engaged in negotiations with Bally to settle this matter and as of September 10, 1997, each entity has agreed in principal to resolve this matter, but details have not been finalized.

   On October 10, 1996, Richard M. Mathis of Reno,
Nevada filed a complaint in the Washoe County, Nevada Second Judicial District Court. Named as defendants are Spintek; Spintek International, Inc.; and Lanier M. Davenport, who, until October 18, 1996, was Chairman and Chief Executive Officer of Gaming and is still the beneficial owner of more than 5% of the Company's common stock. In his suit, Mr. Mathis contends that he was forced by the Company and Davenport to transfer to Davenport his ownership and control of Spintek, and that, with Spintek's assistance, Davenport defrauded him, breached a fiduciary duty to him, and converted assets. Mr. Mathis seeks an accounting of Spintek's financial affairs and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000. On January 6, 1997, Gaming and Spintek
International, Inc. filed an answer denying any liability to Mr. Mathis. The case is now in the discovery phase.

   On February 14, 1997, the Company filed a complaint in the Clark County, Nevada, Eighth Judicial District Court, against Michael D. Fort, a former officer and director of Spintek, who resigned on February 7, 1997. The complaint claims that Mr.
Fort must return $240,000 to Spintek that was paid to him in anticipation of a change of control in the Company that did not actually occur. Mr. Fort filed an answer denying liability. The parties are now engaged in discovery.

   The Company has filed suit against Sailfin Investments, Ltd., a corporation organized under the laws of the Channel
Islands, seeking a declaratory judgement that it has already paid
Sailfin in full for services rendered in accordance with the terms of a consulting services agreement. The Company also seeks to force
Sailfin to return certain shares of the Company's common stock that were paid to Sailfin in accordance with the terms of the agreement on the grounds that the services performed were so inadequate, that a failure of consideration occurred entitling the Company to a return of the stock.
In the alternativeto returning the shares of common stock, the Company alleges that Sailfin's inadequate and substandard performance of its obligations under the agreement constitute a breach of contract and entitle the Company to recover the damages it suffered as a result of said breach. Sailfin has only recently been served with copies of the litigation and has not yet filed an answer.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1997.

                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

   The common stock of the Company, subsequent to the
acquisition of Spintek Gaming, Inc., began trading in September 1995 on the OTC Bulletin Board under the symbol "SPTK". Previously, the common stock of the Company was traded on the
OTC Bulletin Board under the symbol "GSAC".  The following
table sets forth the high and low quotations from the National Quotation Bureau, Inc. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.  THESE FIGURES
HAVE BEEN ADJUSTED TO REFLECT A REVERSE
SPLIT OF 1 FOR 2 EFFECTIVE SEPTEMBER 21, 1995.
                       Common Stock Price
                          Bid Prices        Ask Prices
                          High     Low      High     Low
Fiscal 1996
        1st Quarter       6.00     .25      8.00    1.25
        2nd Quarter       6.63    1.44      7.50    3.38
        3rd Quarter       4.13    1.88      4.38    1.91
        4th Quarter       2.79    1.06      3.00    1.13
Fiscal 1997
        1st Quarter       2.06    1.00      2.06    1.12
        2nd Quarter       1.12    0.31      1.19    0.31
        3rd Quarter       0.56    0.31      0.56    0.31
        4th Quarter       0.65    0.19      0.65    0.19

   As of August 25, 1997 the Company had approximately
850 holders of record of its Common Stock.

   The Company has not paid any dividends on its common stock, other than a dividend aggregating approximately $150,000 that was distributed to stockholders of record on August 22, 1995, a date which preceded the acquisition of Gaming. The Company does not intend to pay any dividends on its common stock in the foreseeable future.

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

   In April 1997, Management made a decision to reduce the Company's reliance on consultants and outside contractors for product development and design. During the fourth quarter of fiscal 1997, Management actively recruited and hired Robert Guinn, an engineer with substantial experience in the design and installation of slot accounting and data collection systems. The

Company has since hired two additional engineers with similar backgrounds to assist in refining the capabilities of the AccuSystem. Management believes that the AccuSystem has been greatly improved by enhancements made by the newly created in-house engineering function during the fourth quarter of fiscal 1997. During this period, the AccuSystem was modified to allow data transmission from remote locations via a telephone modem as well as by radio frequency within the confines of a casino in addition to several other software enhancements.

   Management believes these technological advancements to the AccuSystem will make it more appealing, not only in Nevada but worldwide. During the next twelve months, Management plans to market this product either by direct sales (United States) or through licensing arrangements with distributors of gaming related products, manufacturers of slot machines, manufacturers of coin hoppers and the major manufacturers of automated accounting systems for slot machines (United States and world wide). In July 1997, the Company hired Patrick Schmit, a salesperson with substantial experience in selling and marketing slot accounting and data collection systems to implement the Company's sales and marketing plan.

   The Company has developed AccuHopper kits for slot machines produced by all major manufacturers. The marketing and sales plan has been designed for the Company to make direct contact to strategic targets in the gaming industry within the United States. It will offer its products for sale in the form of retrofit kits which can either be installed on hoppers by Company personnel for a fee, or the Company will train the purchaser's technicians to perform the procedure. Once the hoppers have been retrofitted with the weighing technology, they can either be installed by the Company, or once again the Company will train the purchaser's technicians on installation procedures. As of September 10, 1997, the Company had commenced field trials for its hopper weighing technology at three major Las Vegas casinos. Although Management is encouraged by the preliminary results of the trials and the interest in the product the Company has received from other casinos as a result of these trials, there can be no assurances that any of the trials will ultimately result in sales or revenue to the Company. Additionally, should these trials ultimately result in sales, a number of events over which the Company will have no control could occur that might adversely affect the cost of completion and installation. Such events include shortages of, or inability to obtain, labor and/or materials, inability of subcontractors to perform, acts of God and changes in state or local laws or regulations. In addition the Company is dependent upon third parties for the components needed to complete the retrofit kits and systems. Although the Company believes that it will be able to secure the components necessary to complete the retrofit kits and systems in a timely manner, failure to do so could adversely affect anticipated future sales to any of these customers. Further, the Company expects to experience significant fluctuations in its operating results due to anticipated initial dependence upon a small number of major customers.

   In addition to the Company's direct sales efforts,
Management is attempting to forge strategic alliances and enter into licensing agreements with certain select companies that are already successful in the gaming industry. Some of the companies being considered by Management are presently
looking to enhance their existing products and/or wish to expand their presence into foreign markets to maximize opportunities for sales growth. As of September 10, 1997 the Company had signed two technology licensing agreements, in which the
Company has given a nonexclusive license to two separate companies for the AccuHopper. These two license agreements are with SUZO International, (N.L.) B.V. ("SUZO") and
International Game Technology, Inc. ("IGT").   Each of the
agreements require a fee to be paid to the Company for each of the AccuHoppers sold by the respective licensee. The Company has had discussions with several other companies in the United States and abroad concerning additional licensing agreements, however, to date no additional agreements have been consummated, nor can there be any assurances that any will be forthcoming. SUZO has been conducting an extensive field trial at a European casino since February 1997. While Management is encouraged by the results from this trial, to date, no sales have taken place by SUZO or IGT and there can be no assurances that the Company will recognize revenues as a result of these agreements.

Results of Operation

   For the fiscal years ended June 30, 1997 and 1996, the Company incurred net losses of approximately $3,571,000 and $4,281,000, respectively, and negative cash flows from operating activities of nearly $3,563,000 and $3,494,000, respectively. Cumulatively, for the twenty-seven months from inception
(March 31, 1995) to June 30, 1997, net losses and negative cash flows from operating activities were approximately $8,509,000 and about $7,490,000, respectively. The losses for the twelve months ended June 30, 1997 include approximately $691,000 in legal fees, most of which were incurred in pursuit of perfecting the Company's pending patent on its hopper weighing technology, the settlement of a former employee lawsuit and various other litigation including, but not limited to litigation initiated by the Company against a former officer and director of the Company. (See Item 3, Legal Proceedings above).
Inventory write down and/or write-off as well as allowances for inventory obsolescence accounted for approximately $220,000, $280,000, and $500,000 for the years ended June 30, 1997 and 1996 and from inception to date, respectively, due primarily to a change in strategic direction for the Company. Amortization of debt issuance costs accounted for nearly $395,000 for the twelve months ended June 30, 1997.

   As of June 30, 1997, the Company incurred approximately $396,000 and $1,887,000 in research and development expenses for the year ended June 30, 1997 and from inception to date, respectively. A significant portion of research and development expense prior to the fiscal year ended June 30, 1997 was incurred in conjunction with the Company's slot machine and slot machine hopper projects. The efforts for these two products was discontinued in April 1996 and the Company's weighing technology has been the primary product for which such research and development expenditures have been incurred since that date. Managements plans to incur additional research and development expenses of approximately $360,000 over the next twelve months on both current and new products.

   The Company currently has 18 full-time and 2 part time employees and expects that it will employ 20-25 full-time employees, dependent on the level and type of sales volume achieved, by the end of the next twelve months. It also expects to make capital expenditures of approximately $50,000 over the next twelve months.

Liquidity and Working Capital

   The Company had a negative working capital position of approximately $4,000 as of June 30, 1997, and to date, absent revenue from operations, has funded itself primarily through equity and debt transactions.

   On July 16, 1996, the Company reached an agreement with the Malcolm C. Davenport, V Family Trust and the Lanier
M. Davenport, Sr. Family trust (hereinafter referred to collectively as the "Trusts"), two separate entities, to convert

$440,000 of $920,000 of debt owed to the Trusts into 401,140 shares of the Company's common stock. Such stock was effectively issued on September 30, 1996 and bears a restrictive legend. The trustees of the Malcolm C. Davenport, V Family
Trust are Malcolm C. Davenport, V, Director of the Company and brother to Lanier M. Davenport, who, until his resignation on October 18, 1996, was Chairman and Chief Executive Officer of the Company, and Malcolm C. Davenport, Jr., a stockholder of the Company and father of Malcolm C. Davenport, V and Lanier
M. Davenport. The sole trustee of the Lanier M. Davenport, Sr. Family Trust is Malcolm C. Davenport, Jr. The remaining
$480,000 of debt to the Trusts, plus accrued interest of approximately $15,000, was converted to notes payable to the Trusts. Payments of $20,000 per month, including interest, began on August 15, 1996, and will continue until the debt is repaid. At June 30, 1997 the outstanding balance owed to the Trusts was approximately $314,000.

   Also on July 16, 1996, the Company issued a $7,143,000,
4% Convertible Debenture ("Debenture") due December 31,
1997. The Debenture was issued to an offshore investor pursuant to Regulation S promulgated under the Act at a discount of 30% and netted the Company $4,400,000 after discount and costs associated with the offering. The Debenture, plus any accrued interest, was issued with the intent that it was to be converted into preferred stock after the Board of Directors received authority to issue such shares from the stockholders of the Company.

   On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of Series A 4% Preferred Stock (the "preferred stock"), without nominal or par value per share, in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversions rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders.

   During fiscal year 1997, the Company issued (a) 7,202 shares of preferred stock on October 1, 1996 to the holder of the Debenture (the "Holder") in satisfaction of the $7,202,000 debt and accrued interest on the debt and (b) 1,429 shares of preferred stock on April 21, 1997, pursuant to a Regulation S Securities Subscription Agreement to the Holder for which the Company received $880,000 after discount and commissions.

   During the year ended June 30, 1997, the Company received two (2) Notices of Conversion (the "Notice" or "Notices") from the holder of the preferred shares to convert preferred stock to common stock. The first Notice, dated November 21, 1996, converted 360 of the 7,202 shares of preferred stock into 1,113,883 shares of common stock at an average price $0.325 per share. The second Notice, dated June
5, 1997, converted 958 shares of preferred stock into 4,919,658 shares of common stock at a conversion price of $0.20 per share. Each of the conversion prices were based on the closing bid price of the common stock for the five days ended immediately prior to the Notices.

   At June 30, 1997, there were 7,313 issued and outstanding shares of preferred stock, all of which were in the possession of the Holder. All such preferred stock plus any accrued and unpaid dividends thereon can be converted to common stock at any time at the discretion of the Holder and any preferred stock not converted prior to December 31, 1999 will automatically be converted on that date based on an average of the closing bid prices of the common stock for the five days ended immediately prior to that date, but not to exceed $3 per share. All common stock issued upon conversion of the preferred stock is subject to Registration Rights Agreements.

   At June 30, 1997, the 7,313 shares of preferred stock and the unpaid dividends of approximately $188,000 would have converted into approximately 13,214,000 additional shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last five trading days of June, 1997. Had such a conversion occurred, the Holder would have owned approximately 19,248,000 shares of common stock of the Company, or approximately 66.4% of the common shares that would have been issued and outstanding at June 30, 1997.

   The Holder of the preferred stock has the right to cause the Company to effect a reverse split of the common stock outstanding of the Company since the five-day average bid price of such stock did not attain a value of at least $3.00 per share by October 13, 1996 pursuant to the terms and conditions of the Company's July 16, 1996 Debenture. As of the date of this document, the Holder has not caused the Company to reverse split its common stock.

   Financing Transactions Subsequent to June 30, 1997. On
August 14, 1997, the Malcolm C. Davenport V Family Trust
agreed to an additional loan of $500,000 to Spinteknology, to be drawn as needed pursuant to an understanding with the trustees. This loan is in the form of a demand note due and payable on the earlier of September 14, 1998 or upon receipt of $500,000 or more by the Company in net proceeds from the sale and issuance
of its common stock.   This note bears interest at 12% from the
date funds are drawn and is secured by a pledge of the
Company's weighing technology.   As of the date of this
document, the Company had drawn $400,000 of the $500,000 available.

   Even with the receipt of the funds from the debt and equity financing described above, the projected cost to finish production of its weighing technology, combined with the lead time before cash flow will begin to be received from anticipated sales, dictates that the Company secure the availability of an additional $1 million in net proceeds from other debt or equity financing prior to October 31, 1997. Management is currently negotiating with sources to secure such financing. However, there can be no assurances that such additional financing can be located. Should the Company fail to secure additional financing, or fail to begin to generate sufficient revenues to support operations, the Company will be unable to continue as a going concern. In addition, should extensive litigation be required for any of the current pending matters (see Item 3, Legal
Proceedings above), or should any of this litigation result in an unfavorable outcome to the Company, either of these matters could have a material detrimental effect on the Company.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements.

                                                                    Page No.
Report of Independent Accountants                                      F-1
Consolidated Balance Sheets at June 30, 1997 and June 30, 1996         F-2
Consolidated Statement of Operations -Year Ended June 30, 1996;
   Year Ended June 30, 1997; March 31, 1995
   (Inception) to June 30, 1997                                        F-3
Consolidated Statement of Changes in Stockholders'Equity (Deficit)
   - March 31, 1995 (Inception) to June 30, 1997                       F-4
Consolidated Statement of Cash Flows -Year Ended June 30, 1996;
   Year Ended June 30, 1997; March 31, 1995
   (Inception) to June 30, 1997                                        F-5
Notes to Consolidated Financial Statements                             F-7

           REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Spintek Gaming Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Spintek Gaming Technologies, Inc. and subsidiaries (a development stage enterprise) as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from March 31, 1995 (inception) through June 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spintek Gaming Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended and the period from March 31, 1995 through June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the companies will continue as a going concerns As shown in the consolidated financial statements, the companies have incurred net losses of $8,508,519 since inception and have not begun to receive revenues from operations. These facts raise substantial doubt about the companies ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the companies be unable to continue in existence.

         \s\ JOSEPH DECOSIMO AND COMPANY, LLP
         JOSEPH DECOSIMO AND COMPANY
         A TENNESSEE REGISTERED LIMITED LIABILITY
         PARTNERSHIP


Chattanooga, Tennessee
September 5, 1997

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                 (a development stage company)
                                  CONSOLIDATED BALANCE SHEETS
                                    June 30, 1997 and 1996


                                                            1997         1996
                                   ASSETS

Current assets:
  Cash                                               $   404,048  $   120,664
  Receivables, net of allowance for doubtful
    accounts of $60,000 and $0, respectively
    at June 30, 1997 and June 30, 1996                   190,033       25,166
  Inventories, net                                       483,469      451,735
    Total current assets                               1,077,550      597,565

  Furniture, fixtures and equipment - net                130,748       75,885
  Licenses and patents                                 1,019,490    1,019,490
  Note receivable from related company                    88,278      159,910
  Other assets                                           140,471       11,218
  Total assets                                       $ 2,456,537  $ 1,864,068

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Demand notes payable to affiliated parties         $    20,000  $ 1,573,006
  Demand notes payable to stockholders                   313,412      920,000
  Accounts payable                                       425,900      412,731
  Accrued liabilities                                    128,750      233,286
  Interest payable                                         5,416       75,701
  Dividends payable                                      187,884            0
    Total current liabilities                          1,081,362    3,214,724

Commitments and contingencies


Stockholders' equity (deficit)
   Preferred stock, no par value, 100,000
      shares authorized, 7,313 and 0 shares
      issued and outstanding at June 30,1997
      and June 30,1996, respectively                   4,825,014            0
   Common stock, $0.002 par value, 100,000,000
      shares authorized, 17,103,772 and
      10,669,091 shares issued at June 30,1997
      and June 30,1996, respectively                      34,208       21,338
   Additional paid in capital                          5,053,066    3,591,620
   Deficit accumulated during development stage       (8,508,519)  (4,937,620)
   Treasury stock - 1,317,329 and 17,329 shares
      at cost June 30,1997 and June 30,1996,
      respectively                                       (28,594)     (25,994)
      Total stockholders' equity (deficit)             1,375,175    (1,350,656)

Total liabilities and stockholders' equity (deficit) $ 2,456,537   $ 1,864,068


        The accompanying notes are an integral part of the financial statements.


                                SPINTEK GAMING TECHNOLOGIES, INC.
                                  (a development stage company)
                               CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                Cumulative
                                                                              March 31, 1995
                                                Year Ended      Year Ended    (Inception) to
                                              June 30, 1996   June 30, 1997    June 30, 1997
Revenues:
  Sales                                       $               $               $
  Cost of sales
     Gross profit
Operating expenses:
   Selling, general and administrative            2,857,011      2,755,900        5,923,817
   Research and development                       1,324,024        395,614        1,886,962
      Total operating expenses                    4,181,035      3,151,514        7,810,779
Operating loss                                   (4,181,035)    (3,151,514)      (7,810,779)
Other income (expense):
   Interest and other income                         18,197        141,272          161,917
   Depreciation and amortization                    (10,645)       (26,999)         (38,204)
   Unrealized loss on marketable securities                                         (83,304)
   Loss on sale of securities                          (798)                        (95,669)
   Interest expense                                (106,459)      (533,658)        (642,480)
Net loss                                      $  (4,280,740)  $ (3,570,899)   $  (8,508,519)

Net loss per share of common stock            $       (0.43)  $      (0.34)   $       (0.84)

Weighted average common shares outstanding        9,943,869     11,284,874       10,446,756



       The accompanying notes are an integral part of the financial statements.


                                SPINTEK GAMING TECHNOLOGIES, INC.
                                 (a development stage company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                          MARCH 31, 1995 (INCEPTION) TO JUNE 30, 1997
                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                    Treasury            Preferred    Additional      During
                                               Common Stock          Stock                Stock        Paid in     Development
                                            Shares      Amount       Amount   Shares      Amount       Capital        Stage
Inception, March 31,1995
Issuance of common stock for cash         3,324,383  $     500  $                     $            $              $
Issuance of common stock for employment
   contacts and prepaid services             44,531        445                                           74,149
Issuance of common stock exchanged for
   for debt                                  84,243        842                                          140,272
Issuance of common stock for marketable
   equity securities                        217,740      2,177                                          362,557
Issuance of common stock for cash            90,103        901                                          150,029
Net loss                                                                                                              (656,880)

Balance, June 30, 1995                    3,761,000      4,865            0        0            0       727,007       (656,880)
Transaction resulting from acquisition:
   Cancellation of Spintek Gaming, Inc.
      common stock                       (3,761,000)
   Common stock acquired in acquisition   1,275,001
Issuance of common stock in acquisition
   of Spintek Gaming, Inc.                8,000,000     13,685                                          (13,760)
Contribution of common stock to treasury (1,418,359)             (2,127,539)                          2,127,539
Issuance of treasury stock for
   extinguishment of stock options          281,750                 422,625                            (169,050)
Issuance of treasury stock for
   compensation                             582,280                 873,420                            (349,368)
Issuance of treasury stock for services
   related to acquisition of Spintek
   Gaming, Inc.                             392,000                 588,000                            (235,200)
Issuance of common stock for services
   related to acquisition of Spintek
   Gaming,Inc.                              475,000        950                                          426,550
Costs related to acquisition of Spintek
   Gaming, Inc.                                                                                      (1,014,275)
Issuance of treasury stock pursuant to
   Rule 504                                 145,000                 217,500                             263,500
Issuance of common stock pursuant to
   Regulation S                             454,545        909                                          818,893
Issuance of common stock to repay debt
   to stockholders                          454,545        909                                          999,091
Issuance of common stock to repay note       10,000         20                                           10,693
Net loss for year ended June 30, 1996                                                                               (4,280.740)

Balance, June 30,1996                    10,651,762     21,338      (25,994)       0            0     3,591,620     (4,937,620)
Issuance of common stock to repay debt
   to stockholders                          401,140        802                                          439,198
Issuance of preferred stock for
   conversion of Convertible Debenture                                         7,202    4,828,687
Issuance of common stock for conversion
   of preferred stock                     1,113,883      2,229                  (360)    (241,368)      241,152
Contribution of common stock to treasury (1,300,000)                 (2,600)                              2,600
Conversion of debt to additional paid-in
   capital                                                                                              335,435
Issuance of preferred stock                                                    1,429      880,000
Issuance of common stock for conversion
   of preferred stock                     4,919,658      9,839                  (958)    (642,305)      658,397
Dividends - preferred stock                                                                            (215,336)
Net loss for year ended June 30, 1997                                                                               (3,570,899)

Balance, June 30, 1997                   15,786,443  $  34,208  $   (28,594)   7,313  $ 4,825,014  $  5,053,066   $ (8,508,519)




      The accompanying notes are an integral part of the financial statements.


                              SPINTEK GAMING TECHNOLOGIES, INC.
                                (a development stage company)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Cumulative
                                                                                     March 31, 1995
                                                        Year Ended     Year Ended    (Inception) To
                                                      June 30, 1996  June 30, 1997   June 30, 1997
Cash flows from operating activities:
  Net loss                                            $ (4,280,740)  $ (3,570,899)   $  (8,508,519)
  Adjustment to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                           10,645         26,999           38,239
    Non-cash interest expense                                             394,687          394,687
    Provision for doubtful receivables                                     60,000           60,000
    Allowance for inventory obsolescence                    28,000        212,000          240,000
    Loss on sale of securities                                 798                          95,669
    Unrealized loss on marketable securities                                                83,304
    Non-cash operating expenses for common stock           597,146                         597,146
    Royalty expenses used to reduce note receivable
      from related parties                                                 75,632           75,632
    Changes in operating assets and liabilities:
      Increase in assets:
        Inventories                                       (464,235)      (243,734)        (723,469)
        Receivables and other                               (3,967)      (356,368)        (390,502)
      Increase (decrease) in liabilities:
        Accounts payable                                   309,334         13,169          413,899
        Accrued liabilities                                233,287       (104,537)         128,750
        Interest payable                                    75,701        (70,285)           5,416
Net cash used by operating activities                   (3,494,031)    (3,563,336)      (7,489,748)

Cash flows used by investing activities:
  Purchase of furniture, fixtures and equipment            (62,021)       (81,722)        (146,572)
  Acquisition of licenses and patents                     (145,167)                       (157,492)
  Proceeds from sale of securities                          60,292                         185,761
  Note receivable from related company                     (42,820)        (4,000)        (186,009)
  Other                                                                                       (925)
Net cash flows used by investing activities               (189,716)       (85,722)        (305,237)

Cash flows from financing activities:
  Proceeds from (repayments of)demand notes payable
    to affiliated parties                                  184,899       (446,121)          20,000
  Proceeds from (repayments of)demand notes payable
    to stockholders                                      1,264,670     (1,004,588)         313,412
  Proceeds-advances from stockholders                    1,000,000                       1,000,000
  Proceeds from issuance of convertible debentures                      4,503,151        4,503,151
  Repurchase partial shares                                    (75)                            (75)
  Proceeds from issuance of common and treasury stock    1,331,115                       1,482,545
  Proceeds from issuance of preferred stock                               880,000          880,000
Net cash provided by financing activities                3,780,609      3,932,442        8,199,033

Net increase in cash                                        96,862        283,384          404,048

Cash, beginning of period                                   23,802        120,664                0

Cash, end of period                                   $    120,664   $    404,048    $     404,048


   The accompanying notes are an integral part of the financial statements.


                               SPINTEK GAMING TECHNOLOGIES, INC.
                                 (a development stage company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                                                         March 31, 1995
                                                            Year Ended     Year Ended    (Inception) To
                                                          June 30, 1996  June 30, 1997   June 30, 1997
Supplemental schedule of non-cash investing and
  financing activities:                                   $              $               $      364,734
  Issuance of common stock for marketable securities
  Issuance of common stock for employment contracts
    and prepaid services                                                                         74,594
  Issuance of common stock exchanged for debt                   10,693         440,000          591,807
  Issuance of common stock and treasury stock for
    advances from stockholders                               1,000,000                        1,000,000
  Issuance of common stock and treasury stock for
    services related to acquisition of public entity         1,014,275                        1,014,275
  Issuance of preferred stock in exchange for convertible
    debenture, net of unamortized debt issuance costs                        4,828,687        4,828,687
  Issuance of common stock exchanged for preferred stock                       911,617          911,617
  Purchase of furniture, fixtures and equipment through
    reduction in receivable from related parties                                                 22,100
  Notes and interest payable to stockholders converted to
    additional paid in capital                                                 335,435          335,435
  License and patent cost acquired by issue of notes
    payable                                                    850,000                          850,000
  License and patent cost included in accounts payable                                           11,999
  Dividends payable preferred stock                                           (187,884)        (187,884)

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                $     33,121   $     119,737   $      152,858


    The accompanying notes are an integral part of the financial statements.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - The company's corporate mission calls for it to identify, refine and then market and license proprietary gaming and non-gaming technology on a worldwide basis. Since approximately April 1996, the Company, through its subsidiaries, has devoted its efforts to the development of a an off-line data collection and accounting system for slot machines and a device that measures the contents of a slot machine coin hopper. The Company has focused its efforts on its coin hopper measurement device, which it believes to be unique to the gaming industry.

Since inception, the Company and its subsidiaries have been in the development stage and have not yet consummated any sales of its products.

ORGANIZATION - Spintek Gaming Technologies, Inc., hereinafter referred to as "The Company" or "Spintek", was organized as GSA, Inc., incorporated in the State of California on September 11, 1984. Until the completion of the fiscal year ended June 30, 1995, the Company conducted its business under the trade name "TAGG Industries" and distributed products in the medical first aid and personal safety field from its corporate offices in Laguna Hills, California.

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

Spintek Gaming, Inc. ("Gaming") was incorporated under the laws of the State of Georgia in December, 1993, as a wholly-owned subsidiary of Spintek International, Inc. ("International"), also a Georgia corporation. On April 12, 1995, Gaming was spun off from International through a dividend of Gaming s shares to stockholders of record of International, as of that date. International is neither a parent nor a subsidiary of the Company. However, Lanier M. Davenport, the Company's former Chairman and Chief Executive Officer and current shareholder of the Company is a significant shareholder of International.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In May 1995, Spinteknology, Inc. ("Spinteknology") was incorporated in the State of Georgia as the wholly-owned subsidiary of Gaming.

As shown in the financial statements, since its inception, the Company has incurred net losses of approximately $8,509,000 and negative cash flows from operating activities of approximately $7,490,000. Absent significant revenues, the Company has funded itself primarily through equity and debt transactions. The Company's ability to continue as a going concern depends on its ability to begin and sustain profitable operations.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Spintek Gaming, Inc., and Spintek Gaming, Inc. s wholly-owned subsidiary, Spinteknology, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain significant estimates were made in the preparation of the financial statements. While Management's estimates of the allowance for doubtful accounts, allowance for inventory obsolescence and valuation allowance for deferred taxes were based on the best information currently available, it is reasonably possible that these estimates could change by a material amount within one year.

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

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

FINANCIAL INSTRUMENTS - The Company's financial instruments recorded on the balance sheet anclude cash, accounts receivable, accounts payable and debt. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of their short term maturity. The carrying amount of the Company's debt instruments approximates fair value based on borrowing rates for similar types of debt arrangements.

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

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

STOCK-BASED COMPENSATION - Accounting Principles Board Opinion
No. 25 ("APB 25") requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB Opinion 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to account for employee stock options under APB 25. Accordingly, no compensation cost has been recognized.

CHANGES IN ACCOUNTING PRINCIPLES - In 1997, the Financial
Accounting Standards Board (FASB) issued the following Statements of Financial Standards:

"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" (SFAS 125). The Company's required adoption date is July 1, 1997.

"Earnings per Share" (SFAS 128). The Company's required adoption date is July 1, 1997.

"Reporting Comprehensive Income" (SFAS 130). The Company's required adoption date is July 1, 1997.

"Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's required adoption date is July 1, 1998.

The Company anticipates the adoption of the above Statements of Financial Accounting Standards will not have a material impact on its results of operation or financial position.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

INVENTORIES

                                                           Years ended June 30,
Inventories consist of the following:                          1997       1996
  Raw material                                             $ 11,100   $  7,500
  Finished goods                                            712,369    472,235
  Less:Allowance for obsolescence                          (240,000)   (28,000)
                                                           $483,469  $ 451,735


FURNITURE, FIXTURES AND EQUIPMENT - NET

                                                            Years ended June 30,
Furniture, fixtures and equipment consists of the following:    1997       1996
  Furniture and fixtures                                    $ 20,909   $ 16,423
  Equipment                                                  147,763     70,526
                                                             168,672     86,949
  Less:Accumulated depreciation                              (37,924)   (11,064)
  Furniture, fixtures and equipment - net
                                                            $130,748    $75,885

CONVERTIBLE DEBENTURES

On July 16, 1996, the Company issued a $7,143,000, 4% Convertible
Debenture ("Debenture") due December 31, 1997. The Debenture was issued to an offshore investor pursuant to Regulation S promulgated under the Act at a discount of 30% and netted the Company $4,375,000 after discount and costs associated with the offering. The Debenture, plus any accrued interest, was issued with the intent that it was to be converted into preferred stock after the Board of Directors received authority to issue such shares from the stockholders of the Company. On October 1, 1996, the Debenture plus accrued interest thereon was converted to preferred shares as described in these notes to the financial statements.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

STOCKHOLDERS' EQUITY, OPTIONS AND WARRANTS

Preferred Stock - On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of Series A 4% Preferred Stock (the "preferred stock"), without nominal or par value per share, in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversions rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders.

During fiscal year 1997, the Company issued (a) 7,202 shares of preferred stock on October 1, 1996 to the holder of the Debenture (the "holder") in satisfaction of the $7,202,000 debt and accrued interest on the debt and (b) 1,429 shares of preferred stock on April 21, 1997, pursuant to a Regulation S Securities Subscription Agreement to the holder for which the Company received $880,000 after discount and commissions.

During the year ended June 30, 1997, the Company received two (2) Notices of Conversion (the "Notice" or "Notices") from the holder of the preferred shares to convert preferred stock to common stock. The first Notice, dated November 21, 1996, converted 360 of the 7,202 shares of preferred stock into 1,113,883 shares of common stock at an average price $0.325 per share. The second Notice, dated June 5, 1997, converted 958 shares of preferred stock into 4,919,658 shares of common stock at a conversion price of $0.20 per share. Each of the conversion prices were based on the closing bid price of the common stock for the five days ended immediately prior to the Notices.

At June 30, 1997, there were 7,313 issued and outstanding shares of preferred stock, all of which were in the possession of the holder. All such preferred stock plus any accrued and unpaid dividends thereon can be converted to common stock at any time at the discretion of the holder and any preferred stock not converted prior to December 31, 1999 will automatically be converted on that date based on an average of the closing bid prices of the common stock for the five days ended immediately prior to that date, but not to exceed $3 per share. All common stock issued upon conversion of the preferred stock is subject to Registration Rights Agreements.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

STOCKHOLDER'S EQUITY, OPTIONS AND WARRANTS - continued

At June 30, 1997, the 7,313 shares of preferred stock and the unpaid dividends of approximately $188,000 would have converted into approximately 13,214,000 additional shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last five trading days of June, 1997. Had such a conversion occurred, the holder would have owned approximately 19,248,000 shares of common stock of the Company, or approximately
66.4% of the common shares that would have been issued and outstanding at June 30, 1997.

Common Stock - The Company's Articles of Incorporation authorize the issuance of up to 100,000,000 shares of stock. At June 30, 1997, 17,103,772 shares had been issued, of which 1,317,329 shares were held as treasury shares by the Company. During fiscal year 1997, the Company issued (a) 1,113, 883 shares on conversion of 360 shares of its preferred stock on November 27, 1996 and (b) 4,919,658 shares on conversion of an additional 958 shares of its preferred stock on June 5, 1997.

On October 30, 1995, the Company consummated a Rule 504 offering whereby 70,000 shares of its common stock held in treasury were sold to an accredited investor for $250,000 which netted the Company $218,500 after costs and expenses of the transaction. On November 28, 1995, the Company consummated a second Rule 504 offering whereby 75,000 shares of its common stock held in treasury were sold to a different accredited investor for $300,000 which after expenses netted the Company $262,500.
On December 22, 1995, the Company sold 454,545 shares of its common stock to overseas investors pursuant to Regulation S for $1,000,000 which after costs of the offering, netted the Company $820,000. Between January
12 and April 4, 1996, the Company received $1,000,000 in advances from the Malcolm C. Davenport V Family Trust and the Lanier M. Davenport, Sr. Family Trust (hereinafter referred to collectively as the "Davenport Trusts"), two separate entities and, pursuant to an agreement signed on February 16, 1996, with Board of Directors approval, this debt was converted to 454,545 shares of the Company's common stock, which bear a restricted legend, at a price of $2.20 per share. The trustees of these trusts are Malcolm C. Davenport V, Director of the Company, and Malcolm C. Davenport, Jr., a stockholder of the Company and father of Malcolm C. Davenport V.

In addition, these same sources loaned an additional $920,000. On July 16, 1996, pursuant to an understanding with the trustees, $440,000 of this amount was converted to 401,140 shares of the Company's common stock, which bear a restricted legend. The remaining $480,000, plus accrued interest of approximately $15,000, was converted to notes payable to the Davenport Trusts.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

STOCKHOLDER'S EQUITY, OPTIONS AND WARRANTS - continued

The holder of the Company's preferred stock has the right to cause the Company to effect a reverse split of the common stock outstanding of the Company since the five-day average bid price of such stock did not attain a value of at least $3.00 per share by October 13, 1996 pursuant to the terms and conditions of the Company's July 16, 1996 Debenture. As of the date of this document, the holder has not caused the Company to reverse split its common stock.

Treasury Stock - On October 18, 1997, Mr. Lanier M. Davenport resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Davenport in conjunction with his resignation, contributed 1,300,000 of the shares of common stock he owned in the Company back to the Company in an effort to enhance shareholder value. Such contribution of shares was recorded as treasury at December 31, 1996 with a basis at par value, or $2,600.

Additional Paid In Capital - On December 31, 1996, the Company recorded approximately $335,000 additional paid in capital through conversion of debt and interest payable by the Company. Malcolm C. Davenport, Jr., a stockholder of the Company and father of Malcolm C. Davenport V, Secretary and Director of the Company, and Lanier M. Davenport, contributed approximately $310,000 and Lanier M. Davenport contributed approximately $25,000. Such debt was contributed to the Company as additional capital in an effort to enhance shareholder value.

Warrants - On July 16, 1996, the Company issued a Warrant for the purchase of 250,000 shares of its common stock as part of the consideration paid in conjunction with the funding provided to the Company from the Debenture described above.

Stock Options - On December 10, 1996, the Company's stockholders approved the Company's 1996 Stock Option Plan authorizing the granting of incentive and nonqualified options to purchase up to a total of 1,500,000 shares of the Company's common stock at prices not less than the market price on the date of the grant. The plan consists of two plans, one for the benefit of key employees, independent directors and consultants and a second solely for the benefit of independent directors. The shares of common stock issuable upon exercise of such options may be either previously authorized but unissued shares or treasury shares. Any employee, independent director or consultant selected by the Company's employment committee is eligible under the plan unless that person owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, any then existing subsidiary or parent corporation. The options have maximum terms of ten years and vest at the discretion of the Board of Directors of the Company at various times from immediately upon grant to
up to four years.   The plan provides certain provisions that allow the
Company's employment

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

STOCKHOLDER'S EQUITY, OPTIONS AND WARRANTS - continued

committee or the Board of Directors to adjust the total number of shares of the Company's common stock available under the plan to avoid a potential dilution or enlargement of the benefits or potential benefits intended to be made available under the plan. Summarized stock option information follows:

                                                                      Weighted
                                                          Number of    Average
                                                            Shares    Exercise
                                                            Under     Price Per
                                                            Option      Share

Outstanding at beginning of year                            50,000      $1.20
Granted                                                  3,163,946      $0.36
Terminated                                                  28,000      $0.50
Outstanding at end of year                               3,185,946      $0.37

                                     Options Outstanding   Options Exercisable
                                     Weighted    Weighted              Weighted
                                     Average     Average               Average
                                     Remaining   Exercise              Exercise
Range of Exercise Price  Number of  Contractual  Price Per  Number of  Price Per
              Per Share   Shares    Life (years)  Share      Shares      Share
          $0.20 - $0.28  1,352,446     9.91      $0.2072     624,305    $0.2032
                $0.3125    250,000     9.63      $0.3125     250,000    $0.3125
        $0.4375 - $0.50  1,533,500     9.49      $0.4878   1,146,980    $0.4920
                  $1.20     50,000     8.84      $1.2000      50,000    $1.2000
                         3,185,946                         2,071,285


Stock options are accounted for under the provisions of APB Opinion No.
25. As a result, the Company has not recognized compensation expense in its financial statements except under the bonus plan awarding stock appreciation rights (SARs).

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

STOCKHOLDER'S EQUITY, OPTIONS AND WARRANTS - continued

The following disclosures are required for fiscal years 1997 and later periods by Statement of Financial Accounting Standards No. 123 (SFAS No. 123).
Had grants under the plan been accounted for on the fair-value basis promulgated by SFAS No. 123, the Company would have recorded additional compensation expense of $742,129 in the year ended June 30,
1997 and $49,372 in the year ended June 30, 1996.  On a pro forma basis, net loss would have been increased by $742,129 ($0.066 per share) to $4,313,028 ($0.401 per share) for fiscal 1997; by $49,372 ($0.005 per share)
to $4,330,112 ($0.435  per share) for fiscal 1996; and by $791,501 ($0.076 per share) to $9,300,020 ($0.911 per share) for the cumulative period March
31, 1995 (Inception) to June 30, 1997.   The estimated fair values of the
options used in these computations were calculated as of the respective grant dates using the Black-Scholes option pricing model. For purposes of these computations, the options were estimated to have expected lives of 9.5 years. A risk-free interest rate of 6% and an estimated volatility rate of 75% were used for these calculations.

BONUS PLAN

Effective June 1, 1997, the Company adopted a bonus plan to provide incentive compensation to certain key employees, directors and advisory directors. The plan provides for stock appreciation rights to employees covered by the plan. Compensation under the plan is based on the award of performance units, which are defined as a percentage of the total market value of the Company and which have a value related to the appreciation in the value of the Company's common stock. The maximum number of performance units that may be issued under the plan shall not exceed an aggregate of twelve percent (12%) of the total market value of the Company.

Performance units are vested upon issuance and mature at a rate of 25% per year over a four year period from the date granted. After the first anniversary of any grant of performance units, participants may elect to receive payments which represent the appreciation in value of the performance unit form the date granted through the date such payment is elected. A participant is entitled to receive payments following termination if an election to receive such payments is made prior to the third anniversary of termination; or, at the Company's discretion following the third anniversary of termination if no such election is made by the participant.

Compensation expense of $15,458 was recognized for fiscal 1997.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

COMMITMENTS

The Company agreed to advance funds to International to satisfy certain of International s obligations that existed as of March 31, 1995, the amount of which was not expected to exceed $225,000. Such advances totaled approximately $190,000 through June 30, 1997, approximately $5,000 of which was advanced during fiscal 1997.

The Company is obligated to pay royalty payments of $100 per gaming apparatus for all licensed gaming apparatus (embodying certain technology) sold by Gaming under a license agreement, dated April 6, 1995, with International. The term of the agreement is for the life of the last to expire of the existing patent and copyright and such patents as may be granted on the applications covered by the agreement. The agreement requires a minimum royalty of $100,000 per year commencing one year after its effective date. To date no gaming apparatus have been sold and royalty payments thus far have been applied toward reducing the note receivable from International the balance of which was approximately $88,000 and $160,000 at June 30, 1997 and 1996, respectively.

On October 14, 1995, the Company entered into a technology assignment agreement in which it received all rights and claims to an input/output circuit board ("I/O Board"), jointly developed by the Company and one of its consultants, which is a component of the Company's AccuSystem. The agreement requires the Company to pay $5 for each I/O Board sold by the Company, to be remitted on a quarterly basis net of any returns. The I/O Board, as designed, has proven to be inefficient and inaccurate. The
Company has developed alternative means to perform the data collection function and does not anticipate the use of this I/O Board in its products.
The Company does not expect to pay any royalties pursuant to this agreement.

The Company subleases a 15,182 square foot facility in Las Vegas, Nevada from International Technical Systems.  The Company pays $7,892 per month base rent plus approximately $2,250 per month additional for common area
maintenance fees for the lease which terminates August 31, 1997.   The
Company recently renewed the lease for this property with Howard Hughes Properties for one year until August 31, 1998 and will pay a monthly base rent of $8,350 plus an estimated additional $2,250 per month for common area maintenance fees. Minimum lease commitments under these noncancellable operating leases as of June 30, 1997 approximate $126,000 for the year ending June 30, 1998, and $21,200 thereafter. Total rent and lease expense, including equipment, for each applicable period is as follows:

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

COMMITMENTS - continued
                                                           Cumulative
                                                         March 31, 1995
                         Year  Ended     Year  Ended     (Inception) To
                        June 30, 1996   June 30, 1997     June 30, 1997

Rent and Lease Expense   $   141,797     $   135,021     $    290,548


RELATED PARTY TRANSACTIONS

The Lanier M. Davenport, Sr. Family Trust and the Malcolm C. Davenport
V Family Trust, the trustees of which are Malcolm C. Davenport V, Director of the Company and brother of Lanier M. Davenport, former Chairman and Chief Executive Officer of the Company and current shareholder, and Malcolm C. Davenport, Jr., a stockholder of the Company and father of Lanier M. Davenport and Malcolm C. Davenport V, made advances in the amount of $70,000 during fiscal 1997 and $1,920,000 during the year ended June 30, 1996. The $70,000 advanced in fiscal 1997 was received on July 12, 1996 and was repaid with interest on July 31, 1996. $1,000,000 of the $1,920,000 advanced in fiscal 1996 was converted into 454,545 shares of common stock of the Company on April 14, 1996 and an additional
$440,000 was converted into 401,141 shares of common stock of the Company on July 16, 1996. All of the shares of common stock issued in satisfaction of this debt were issued with restrictive legends.

The remaining $480,000 plus accrued interest of $15,542 was converted to demand notes which bear an interest rate of 10% per annum and are being paid at $20,000 per month including interest. The unpaid principal balance on the notes at June 30, 1997 was $313,508, plus accrued interest of $1,278.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

RELATED PARTY TRANSACTIONS - continued

On October 18, 1996, Mr. Lanier M. Davenport resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Davenport, in conjunction with his resignation, contributed 1,300,000 of the shares of common stock he owned in the Company back to the Company in an effort to enhance shareholder value. Such contribution of shares was recorded as treasury stock at December 31, 1996 with a basis at par value, or $2,600. Prior to July 1, 1996, Mr. Lanier M. Davenport, or companies with which he was affiliated, made loans and advances to the Company in the aggregate amount of $356,000 at an annual interest rate of 10% in the form of demand notes, of which $145,108, plus accrued and unpaid interest of $10,951, remained outstanding as of June 30, 1996. During fiscal 1997, the Company accrued additional interest in the amount of $2,964 and repaid $123,694 and $10,612 for principal and interest, respectively. The remaining $21,414 of principal and $3,304 of interest were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company on December 31, 1996. At June 30, 1997 the Company did not owe any monies to Mr. Lanier
M. Davenport.

Malcolm C. Davenport, Jr., stockholder of the Company and father of both Lanier M. Davenport and Malcolm C. Davenport V, made loans to the
Company during fiscal 1996 in the aggregate amount of
$418,500 at an annual interest rate of 10% in the form of demand notes. At June 30, 1996, the balance payable for principal and accrued interest on the notes was $323,000 and
$21,850, respectively.    During fiscal 1997, the Company accrued additional
interest in the amount of $15,866 and paid  $50,000 to Mr.

Malcolm C. Davenport, Jr., of which $30,000 was applied to principal with the remaining $20,000 applied to interest payable on the notes. On December 31, 1996 the unpaid principal and interest in the amount of $303,000 and $7,717 were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company. At June 30, 1997 the Company did not owe any monies to Mr. Malcolm C. Davenport, Jr.

Sarah L. Davenport, stockholder of the Company and mother of both Lanier
M. Davenport  and Malcolm C. Davenport V made loans in the aggregate amount of $20,000 in the form of demand notes with an annual interest rate of 10% during fiscal 1996. At June 30, 1997 none of the principal or interest accrued on the notes had been repaid. During fiscal 1997, an additional
$2,200 of interest was accrued on the debt.    At June 30, 1997 the unpaid
principal balance on the notes remained at $20,000, plus accrued interest of $4,042.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS


RELATED PARTY TRANSACTIONS - continued

Davenport Investments, Inc., a corporation controlled by Lanier M. Davenport was party to an agreement whereby it received lease payments for office space used by the Company for its corporate offices in Chattanooga, Tennessee. Such agreement terminated September 30, 1996. During the years ended June 30, 1997 and June 30, 1996, the Company made lease payments to Davenport Investments, Inc. in the amount of $3,655 and $19,346, respectively.

During April 1997, Mr. Malcolm C. Davenport V made loans in the aggregate amount of $150,000 in the form of demand notes with an annual interest rate of 9.5%. On May 7, 1997 the principal and accrued interest of $1,015 on the notes was repaid.

Coulter & Davenport, Attorneys-at-Law, whose partners were Gary L.
Coulter, Chairman and Chief Executive Officer of the Company, and
Malcolm C. Davenport V, Director and Secretary of the Company, billed the Company for legal fees and expenses in the aggregate amount of $162,754 in fiscal 1996, all of which has been paid as of June 30, 1997. These fees were incurred prior to Mr. Coulter becoming an employee of the Company.

Interest expense to all related parties was $51,584, $65,418 and $117,002 for the periods March 31, 1995(Inception) to June 30, 1996, the year ended
June 30, 1997, and March 31, 1995 (Inception) to June 30, 1997, respectively.

INCOME TAXES

The provision for income taxes consists of the following:
                                                                 Cumulative
                                                               March 31, 1995
                               Year  Ended     Year  Ended     (Inception) To
                              June 30, 1996   June 30, 1997     June 30, 1997
Deferred provision            $    (64,900)   $   (149,900)     $   (223,200)
Tax benefit of net operating
 loss carryforward              (1,537,500)     (1,138,000)       (2,938,500)
                                (1,602,400)     (1,287,900)       (3,161,700)
Change in valuation allowance    1,602,400       1,287.900         3,161,700
                              $      -        $      -          $      -

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS


INCOME TAXES - continued

The provision for income taxes differs from the amounts computed by applying the federal statutory rate to income before provision for income taxes as follows:

                                                                  Cumulative
                                                                 March 31, 1995
                                      Year Ended    Year Ended   (Inception) To
                                     June 30, 1996 June 30, 1997  June 30, 1997

Income tax at federal statutory rate  $ 1,455,500   $ 1,214,000    $ 2,892,800
State income taxes, net of federal
    benefit                               171,200       142,800        340,300
Valuation allowance                    (1,602,400)   (1,287,900)    (3,161,700
Other                                     (24,300)      (68,900)       (71,400)
                                      $       -     $       -      $       -



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforward.

As of June 30, 1997, the Company has $7,957,000 net operating loss carry-forwards available to reduce future taxable income which will expire in future periods as follows:

    Fiscal Year Ending                       Amount

              2010                     $    656,000
              2011                        4,046,000
              2012                        3,255,000
                                       $  7,957,000

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

INCOME TAXES - continued

The following is a summary of the significant components of the Company's deferred tax assets for the years ended, June 30,:
                                          1997               1996

Net operating loss carryforward      $ 3,021,000        $ 1,786,800
Inventory                                 91,000              8,600
Receivables                               53,000                -
Other                                      6,000             78,400
Valuation allowance                   (3,171,000)        (1,873,800)
                                     $       -          $       -

LEGAL PROCEEDINGS

    On August 2, 1996, the Company received correspondence from attorneys representing Bally Gaming International, Inc. ("Bally"), that Bally had been issued a patent on July 2, 1996 which may overlap and be in conflict with Spinteknology's patent application for the M.A.N.A.G.E.R.S. system. On October 7, 1996, Spinteknology filed a Communication pursuant to C. F. R. paragraph 1.607 to Request an Interference with the United States Patent and Trademark Office. In its Communication, Spinteknology asked the Patent Office to declare that a conflict exists between its patent application and the patent issued to Bally. The United States Patent Office declared an Interference between Bally and Spinteknology on June 16, 1997 and named Spinteknology the "senior party". Spinteknology has engaged in negotiations with Bally to settle this matter and as of September 10, 1997, each entity has agreed in principal to resolve this matter, but details have not been finalized.

    On October 10, 1996, Richard M. Mathis of Reno, Nevada filed a complaint in the Washoe County, Nevada Second Judicial District Court.
Named as defendants are Spintek; Spintek International, Inc.; and Lanier M. Davenport, who, until October 18, 1996, was Chairman and Chief Executive Officer of Gaming and is still the beneficial owner of more than 5% of the Company's common stock. In his suit, Mr. Mathis contends that he was forced by the Company and Davenport to transfer to Davenport his ownership and control of Spintek, and that, with Spintek's assistance, Davenport defrauded him, breached a fiduciary duty to him, and converted assets. Mr. Mathis seeks an accounting of Spintek's financial affairs and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000. On January 6, 1997, Gaming and Spintek International, Inc. filed an answer denying any liability to Mr. Mathis. The case is now in the discovery phase.

                               SPINTEK GAMING TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                               (a development stage enterprise)

                            NOTES TO CONSOLIDATED FINANCIAL STATMENTS

SUBSEQUENT EVENTS

On August 14, 1997, Spinteknology, Inc. entered into a $500,000, 12% promissory note agreement with the Malcolm C. Davenport V Family Trust, a stockholder. The note matures on the earliest of September 14, 1998, or upon receipt by Spintek Gaming Technologies, Inc. of $500,000 or more in net proceeds from the issuance of its common stock and is secured by certain intellectual property including patent applications and designations of rights to file patent applications owned by the subsidiary.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

         None.

                 PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT

   Incorporated by reference to the Company's Proxy
Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

   Incorporated by reference to the Company's Proxy
Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference to the Company's Proxy
Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

   Incorporated by reference to the Company's Proxy
Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

   The following exhibits are submitted herewith:

Number           Description

3.1   Articles of Incorporation of the Registrant filed
      September 11, 1984  (1)
3.2 Certificate of Amendment of the Articles of Incorporation filed January 9, 1987 (1)
3.3 Certificate of Amendment of the Articles of Incorporation filed May 11, 1987 (1)
3.4 Certificate of Amendment of the Articles of Incorporation filed May 20, 1994 (1)
3.5 Certificate of Amendment of the Articles of Incorporation filed September 26, 1995 (1)
3.6 Certificate of Amendment of the Articles of Incorporation filed September 11, 1996 (6)
3.7   By-laws of the Registrant adopted April 12, 1985  (1)

3.8   Amendment of By-laws dated April 9, 1987  (1)
4.1   Certificate of Designations, Numbers, Powers,
      Preferences and Relative, Participating, Optional, and
      Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock dated July 16, 1997 (5)
10.1  Premise Lease Dated September 1, 1995  (1)
10.2  Premise Lease Dated September 1, 1997
10.3  Employment Agreement with Gary L. Coulter dated
      October 18, 1996
10.4  Employment Agreement with Robert E. Huggins dated
      October 18, 1996 (7)
10.5 License Agreement dated April 6, 1994 between Spintek International, Inc. and Spintek Gaming, Inc. (1)
10.6  Licensing Agreement dated May 26, 1995 between
      Bitstream Technologies, Inc. and Spinteknology, Inc.  (1)
10.7  Option/Purchase Agreement with Bitstream
      Technologies, Inc.  (3)
10.8  License Agreement between Spinteknology, Inc. and
      SUZO International (N.L.) B.V.  (4)
10.9  Debt Conversion and Securities Purchase Agreement with
      Trusts  (4)
10.10 Regulation S Securities Subscription Agreement dated
      July 16, 1996 (5)
10.11 Warrant Agreement, dated as of July 16, 1996, relating to warrants to purchase 250,000 shares of common stock (5)
10.12 Registrant's 1996 Stock Option Plan (8)
10.13 Agreement dated February 5, 1997 by and between
      Registrant and Gary L. Coulter and Robert E. Huggins
10.14 Regulation S Securities Subscription Agreement dated
      April 21, 1997 (9)
10.15 1997 Incentive Bonus Plan of Spintek Gaming
      Technologies, Inc. effective June 1, 1997
10.16 Promissory Note, dated August 14, 1997, to Malcolm C. Davenport V Family Trust
11.1  Computation of earnings per share
21.1  List of subsidiaries of the Registrant  (1)
27.1  Financial Data Schedule
99.1  Patent - Reel-type Machine  (1)
99.2  Patent Application  (1)
99.3  Securities Purchase Agreement for Private Placement
      Financing for the Registrant dated October 1995  (1)
99.4 Amendment to Securities Purchase Agreement for Private Placement Financing for the Registrant, dated December 1995(2)
99.5  Approval by Nevada Gaming Commission of
      "AccuSystem" marketed by the Registrant, dated
      December 13, 1995.  (2)
________________
(1)Incorporated by reference to the specific exhibit to Form
   10-SB, filed November 9, 1995.
(2)Incorporated by reference to the specific exhibit to the Amendment No. 1 to Form 10-SB, filed January 30,
   1996.
(3)Incorporated by reference to the specific exhibit to the Form 10-QSB for the period ended December 31, 1995.
(4)Incorporated by reference to the specific exhibit to the Form 10-QSB for the period ended March 31, 1996.
(5)Incorporated by reference to the specific exhibit to the Form 8-K, filed August 12, 1996.
(6)Incorporated by reference to the specific exhibit to the Form 10-KSB for the period ended June 30, 1996.

(7)Incorporated by reference to the specific exhibit to the Form 10-QSB for the period ended September 30, 1996.
(8)Incorporated by reference to Exhibit A to Registrant's definitive Proxy Statement dated November 5, 1996.
(9)Incorporated by reference to the specific exhibit to the Form 8-K, filed April 30, 1997.


(b)Reports on Form 8-K

   (1)  On April 30, 1997, a Current Report on Form 8-K
was filed with the Securities and Exchange Commission,
reporting the completion of a Regulation S Securities Subscription Agreement, whereby the Company issued 1,429
shares of its 4% Series A Preferred Stock.   The Preferred Stock
was issued to RBB Bank Aktiengesellschaft, an offshore investor, pursuant to Regulation S promulgated under the Securities Act of 1933 at a discount of 30% and is convertible into Common Stock of the Company on or before December 31, 1999.

   (2) On June 5, 1997, a Current Report on Form 8-K was filed with the Securities and Exchange Commission, reporting the conversion of 958 shares of the Company's 4% Series A
Preferred Stock from RBB Bank Aktiengesellschaft. Such conversion resulted in the issuance of 4,919,658 new shares of the Company's Common Stock and resulted in RBB Bank Aktiengesellschaft being the holder of 6,033,541 shares of Common Stock, or approximately 38.2% of the total outstanding shares.

                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPINTEK GAMING TECHNOLOGIES, INC.


                                    By: /s/ GARY L. COULTER
                                    Gary L. Coulter
                                    Chairman of the Board

    Pursuant to requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature


/s/ GARY  L. COULTER                        September 16, 1997
Gary L. Coulter
Chairman of the Board, Chief Executive
Officer, and Director (Principal
Executive Officer)


/s/ ROBERT E. HUGGINS                       September 16, 1997
Robert E. Huggins
Senior Vice President, Chief Financial
Officer (Principal Financial and
Accounting Officer)



/s/ Malcolm C. DAVENPORT, V                 September 16, 1997
Malcolm C. Davenport, V
Secretary and Director