Form 10KSB/A
period 1997-06-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1997-10-28
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
    X    Annual Report Pursuant To Section 13 Or 15(d) Of The Securities
   ___       Exchange Act Of 1934

For the Fiscal Year Ended June 30, 1997
                          ---------------

         Transition Report Pursuant To Section 13 Or 15(d) Of The Exchange Act

                         Commission file number 0-27226
                                              -----------

                        SPINTEK GAMING TECHNOLOGIES, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                         33-0134823
          ----------                                         ----------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)

901-B Grier Drive, Las Vegas, Nevada 89119                  (702) 263-3660
------------------------------------------            ------------------------
(Address of priincipal executive offices.)           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

(Title of class)                           Name of exchange on which registered
----------------                           ------------------------------------
     None                                                None

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.002 par value
                         ------------------------------
                                (Title of Class)

Indicate by mark whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes _X_  No___

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____


The issuer's revenues for the fiscal year ended June 30, 1997 were:  $0.

There were 15,786,443 outstanding shares of common stock, par value $0.002 per share, as of August 25, 1997. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of August 25, 1997, was $3,114,034 based on the last sales price on such date.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format:  Yes ___   No _X_

                            AMENDMENT TO FORM 10-KSB
                            ------------------------

                                    PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

Directors and Executive Officers

         The following table sets forth the names and ages of the directors and executive officers of the Company, all positions held with the Company and a description of the business experience of each individual for at least the past five years.

Name                                 Age                        Title
----                                 ---                        -----
Gary L. Coulter                      51              Chairman and Chief Executive Officer
Robert E. Huggins                    50              Senior Vice President and Chief Financial Officer
Erik R. Batzloff                     44              Vice President Compliance and Administration
Robert G. Guinn, Jr.                 31              Vice President Research and Development
Malcolm C. Davenport V               45              Director

         Mr. Coulter has been Chairman of the Board and Chief Executive Officer of the Company since October 1996; Vice Chairman and Chief Operating Officer of the Company from April 1996 until October 1996; President, Chief Operating Officer, and Director from April 1994 until March 1996 of Private Biologicals Corporation, a developer of biological products and treatments for cancer; private practice of law from August 1992 until December 1992; Chief Executive Officer and Director from December 1992 until March 1994 of Omega International, Inc., developer of natural products for the treatment of autoimmune diseases; President, Chief Operating Officer, and Director from March 1986 until August 1, 1992 of Woodruff Investment Co., a developer, manager, and financier of real estate investments; from April 1996 to present, Vice-Chairman of the Board of Directors of Tapistron International, Inc., a publicly traded company that filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code in June 1996 and emerged from bankruptcy August 2, 1997; and from January 1996 until April 1996 he practiced law with Malcolm C. Davenport V, a director of the Company.

         Mr. Davenport has been Director of the Company since September 1995 and Secretary since October 1996; Mr. Davenport practiced law in Dalton, Georgia from 1990 through November 1992 as a partner in the firm of Ponder and Davenport, P. C.; from January 1993 through January 1995, he practiced law in his own name in Lanett, Alabama and West Point, Georgia; from January 1996 until April 1996 he engaged in the practice of law from West Point, Georgia with Gary
L. Coulter, Chairman of the Board and Chief Executive Officer of the Company; and from January 1995 to the present, he has practiced as a certified public accountant in Roanoke, Alabama, as Davenport & Sikes, Certified Public Accountants.

     Mr. Huggins has been Senior Vice President for the Company since April 1997 and Chief Financial Officer since November 15, 1995. Mr. Huggins is a Certified Public Accountant, who from February 1992 until February 1995 served as the Chief Accounting Officer and Secretary for Elsinore Corporation ("Elsinore"), a publicly traded company. On November 1, 1995, eight months after his resignation from Elsinore, the company filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. Prior to February 1992, Mr. Huggins served in various capacities with other gaming companies, including: Vice President, Finance and Chief Financial Officer for United Gaming, Inc. (now Alliance
Gaming, Inc.), as well as President of two of its casino subsidiaries; Controller for Caesars Palace in Las Vegas; and Controller for M&R Investments, Inc. (Dunes Hotel & Country Club). In September 1992, Mr. Huggins was nominated by the bondholders of Gold River Hotel and Casino Corporation ("Gold River") to serve as a Series B director to represent the bondholders pursuant to a plan of reorganization under Chapter 11 as Gold River emerged from bankruptcy. On February 9, 1996, Gold River once again filed for bankruptcy protection under Chapter 11. Mr. Huggins plans to resign from from Gold River on or about September 30, 1997. Prior to his experience in industry, Mr. Huggins was a CPA with the firm of Haskins & Sells (now Deloitte & Touche, LLP) for four years.

     Mr. Batzloff joined the Company in November 1996 and has served as Vice President - Compliance and Administration since April 1997. From September 1992 until November 1996, he had similar responsibilities with Mikohn, Inc., a manufacturer of gaming devices and associated equipment. From July 1985 until September 1992, Mr. Batzloff worked for United Gaming, Inc. (now Alliance Gaming Corporation) beginning as a technical writer and ending his tenure with United Gaming, Inc. as the Investor Relations Officer.

         Mr. Guinn has been Vice President of Research, Development and Manufacturing for the Company since April 1997. From January 1992 until joining the Company, Mr Guinn was Vice President of Engineering for Casino Data Systems, the manufacturer and developer of an on-line slot information and management system. He was Southern Region Support Manager for Bally Systems from August 1987 until January 1992.

Compliance with Section 16 of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the fiscal year ended June 30, 1997, the Reporting Persons have complied with all applicable Section 16(a) filing requirements. The Company has listed RBB Bank as a beneficial owner of more than ten percent (10%) of a class of stock, but RBB disputes beneficial ownership. RBB has represented to the Company that it holds stock for the true beneficial owners and that none of these owners hold ten percent (10%) or more of the Company's stock.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Compensation of Directors

         For service on the Board of Directors, directors who are not employees of the Company currently receive no compensation for each meeting of the Board of Directors other than options to purchase common stock of the Company and reimbursement for expenses which are related to attending board meetings. During fiscal 1997 the sole director who is not an employee received options to purchase 290,544 shares of common stock at the closing market price on the date of grant. All but 45,272 of the options granted will have vested as of the Filing Date of the 10-KSB as amended. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors.

Executive Compensation

         The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded an annual rate of $100,000 during the fiscal years ended June 30, 1997 and 1996:

                           Summary Compensation Table


                                                                                     Long Term
                                                                                   Compensation
                                          Annual Compensation                         Awards
                                          -------------------                          ------
                                                                      Other Annual   Securities
Name and                           Fiscal                            Compensation($) Underlying
Principal Position                  Year    Salary($)(1)    Bonus($)(2)               Options
------------------                  ----    ------------    -----------               -------
Gary L. Coulter (1)(3) ..           1997     156,000           0        18,206(4)   1,162,176
Chairman of the Board of            1996      28,615           0             0              0
Directors and Chief
Executive Officer
Lanier M. Davenport (5) .           1997      72,923           0         8,432(6)           0
Chairman of the Board ...           1996      65,640           0        68,483(6)           0
of Directors and Chief
Executive Officer until
October 18, 1996
Robert E. Huggins (1) ...           1997     150,000           0        10,015(7)     508,452
Senior Vice President and           1996      72,680           0        21,538(7)           0
Chief Financial Officer
=========================   ============   =========   =========     =========      =========

----------------

     (1) Salaries in fiscal 1997 includes $30,000 paid to Mr. Coulter and $30,000 paid to Mr. Huggins in a lump sum in February 1997 as an incentive to remain with the Company during a possible change of control situation. Mr. Coulter and Mr. Huggins will each receive an additional $30,000 upon certain events occurring on or before December 31, 1997; or, barring the occurrence of such events the $30,000 will be paid in a lump sum in January 1998.

     (2) In June 1997 the Board of Directors approved a bonus plan based on stock price performance for the executive officers, directors and advisory directors of the Company. Please refer to the Long-Term Incentive Plan Table below for a description of the plan.

     (3) Mr. Coulter joined the Company as Vice Chairman and Chief Operating Officer in April 1996 and assumed the positions of Chairman of the Board and Chief Executive Officer in October 1996.

     (4) Represents taxable fringe benefits for a leased car and apartment in Las Vegas which were provided to Mr. Coulter during fiscal 1997.

     (5) In October 1996, Mr. Davenport resigned as Chairman of the Board and Chief Executive Officer and Mr. Coulter became Chairman and Chief Executive Officer.

     (6) Includes taxable fringe benefits for automobile allowance and health insurance of $8,432 and $17,504 for fiscal 1997 and 1996, respectively. In addition fiscal 1996 includes $50,979 of consulting for the Company's subsidiary, Spintek Gaming, Inc., and the conversion of options to purchase 4,000 common shares of Spintek Gaming, Inc. into actual shares of the common stock of the Company in conjunction with the acquisition of Spintek Gaming, Inc. on September 14, 1995.

     (7) Includes taxable fringe benefits for automobile allowance and health insurance of $10,015 and $6,238 for fiscal 1997 and 1996, respectively. In addition fiscal 1996 includes $15,300 of consulting fees for services rendered to the Company prior November 15, 1995, the date he was hired as Chief Financial Officer by the Company.

Employment Agreements

     Gary L. Coulter was named Chairman of the Board of Directors and Chief Executive Officer on October 18, 1996. In conjunction with his appointment as Chairman and CEO, Mr. Coulter's employment agreement was modified and extended for two years, until October 17, 1998. Mr. Coulter's annual base salary was $200,000 at July 1, 1997 and pursuant to the terms of his employment agreement, he is entitled to receive two years' severance pay if there is a change in control of the Company or if he is terminated for any reason other than for failure to perform his duties, conviction of a felony, dishonesty or illegal acts. In addition, the Company pays for a leased automobile and an apartment for Mr. Coulter. Mr. Coulter is also entitled to options to purchase a minimum of at least 100,000 shares of common stock at the closing market price on the date(s) of grant each year of his employment agreement and is eligible to participate in employee benefit or bonus plan provided by the Company pursuant to the terms of such agreement.

         Robert E. Huggins, Chief Financial Officer, has an employment agreement with the Company extending through October 17, 1998. Mr. Huggins' annual base salary was $140,000 at July 1, 1997 and pursuant to the terms of his employment agreement, he is entitled to receive two years' severance pay if there is a change in control of the Company; or, if he is terminated for any reason other than for failure to perform his duties, conviction of a felony, dishonesty or illegal acts he is entitled to receive one years pay as severance. In addition, the Company pays $750 per month to Mr. Huggins for an automobile allowance. Mr. Huggins is also entitled to options to purchase a minimum of at least 50,000 shares of common stock at the closing market price on the date(s) of grant each year of his employment agreement and is eligible to participate in employee benefit or bonus plan provided by the Company pursuant to the terms of such agreement.

Change-in-Control Severance Agreements

         For the purpose of certain employment agreements of the Company, a "Change in Control" generally is deemed to occur if: (i) any person or group of affiliated persons (other than the Company, subsidiary of the Company or any employee benefit plan of the Company) becomes the owner of 40% or greater of the voting securities of the Company; or (ii) the Company is involved in a merger or consolidation (with exceptions for certain events) or (iii) the persons who constituted a majority of the Board of Directors on October 18, 1996 cease to constitute the majority. As part of Mr. Coulter's and Mr. Huggins' employment agreements, in the event of a Change of Control, each may elect to consider themselves immediately terminated and entitled to two years' salary as severance, to be paid in a lump sum in no less than thirty (30) days from the earlier of the date of the Change of Control and/or the date either or both of them elects termination. No change of control has occurred under those agreements.


         In addition to the Change of Control provisions in the respective employment agreements discussed above, incentives granted to Mr. Coulter and Mr. Huggins pursuant to the Company's Long- Term Incentive Plan mature immediately upon Change of Control or termination for any reason.

Options

         The tables below set forth certain information regarding options granted to the Named Officers during fiscal 1997.

Option Grants in Last Fiscal Year


                                                                  Individual Grants
                                   ---------------------------------------------------------------------------
                                                         Percent of
                                   Number of               Total
                                   Securities              Options              Exercise
                                   Underlying            Granted to              or Base
                                    Options            Employees in              Price              Expiration
Name                               Granted (1)           Fiscal Year            Per Share               Date
--------------------------------------------------------------------------------------------------------------
Gary L. Coulter                    600,000 (2)             26.81%                $0.50               12/09/06
                                   100,000                  4.74%                 0.31                2/12/07
                                   100,000                  4.74%                 0.20                6/02/07
                                   362,176                 16.19%                 0.20                6/03/07

Robert E. Huggins                  250,000 (2)             11.17%                 0.50               12/09/06
                                    50,000                  2.23%                 0.31                2/12/07
                                    50,000                  2.23%                 0.20                6/02/07
                                   158,452                  7.08%                 0.20                6/03/07

Erik R. Batzloff                   100,000                  4.74%                 0.50               12/09/06
                                    45,272                  2.02%                 0.20                6/03/07

Robert G. Guinn, Jr.               100,000                  4.74%                 0.28                4/08/07
                                    45,272                  2.02%                 0.20                6/03/07

--------------------

     (1) The options have a ten year term and vest at the discretion of the Board of Directors. Vesting schedules vary from 100% of the option shares becoming exercisable on the date of grant to 25% of the option shares becoming exercisable on the date of grant with an additional 25% of the shares covered thereby becoming exercisable on each successive anniversary date, with full vesting occurring on the third anniversary date.

     (2) These options were specifically approved by the stockholders of the Company at the Annual Meeting on December 10, 1996.

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values

                                      Number of Securities                Value of
                                     Underlying Unexercised          In-The-Money Options
                                    Options at June 30, 1997          atJune 30, 1997
                   Shares    Value  -------------------------          --------------
Name             Acquired  Realized Exercisable Unexercisable    Unexercisable Exercisable
----             --------  -------- ----------- -------------    ------------- -----------

Gary L. Coulter .   __       $__    1,016,904      145,272       $ 164,666   $  50,845

Robert E. Huggins   __        __      435,816       72,636          71,911      25,423

Erik R. Batzloff    __        __       36,318      108,954           5,211      15,634

Robert G. Guinn .   __        __       36,318      108,954          10,711      32,134

Other Long-Term Incentive Awards

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

     Performance units generally are vested upon issuance and mature at a rate of 25% per year over a four year period from the date granted, but the schedule may be varied by the terms of the specific grant. After the first anniversary of any grant of performance units, or earlier maturity, participants may elect to receive payments which represent the appreciation in value of the performance unit from the date granted through the date such payment is elected. A participant is entitled to receive payments following termination if an election to receive such payments is made prior to the third anniversary of termination; or, at the Company's discretion following the third anniversary of termination if no such election is made by the participant.

     The following table sets forth the number of performance units granted to each of the named executives in fiscal 1997 under the Company's Bonus Plan which was adopted by the Board of Directors in June 1997.

Long-Term Incentive Plans -- Awards in Last Fiscal Year (1)

                                    Number of      Performance or
                                  Shares, Units     Other Period
                                    Or Other      Until Maturation
Name                                Rights #        Or Payout
----                                --------      ---------------
Gary L. Coulter                       46.93       6/3/97 - 6/3/01
Robert E. Huggins                     20.53       6/3/97 - 6/3/01
Erik R. Batzloff                       5.87       6/3/97 - 6/3/01
Robert G. Guinn, Jr.                   5.87       6/3/97 - 6/3/01

     (1) Units so awarded are exercisable commencing 12 months after the grant date (or upon earlier maturity) with 25% of the units covered thereby becoming exercisable at that time with an additional 25% of the units becoming exercisable on each successive anniversary date, with full maturity occurring on the fourth anniversary date. However, the units granted to Mr. Coulter and Mr. Huggins are subject to accelerated maturity in the event of termination of employment with the Company for any reason. The value of each unit is evidenced by a percentage (1/10th of 1%) of the increase in the market value of all of the common stock of the Company from the date of grant to each annual measurement date; or, the date on which an individual terminates based on his then mature units.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

          The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of the Filing Date of the 10-KSB as to (a) each director, (b) each executive officer identified in the Summary Compensation Table below, (c) all officers and directors of the Company as a group, and (d) each person known to the Company to beneficially own five percent or more of the outstanding shares of common stock.

                           Name and Address of                       Amount of    Percent of
Title of Class             Beneficial Owner (1)                       Shares     Class (2)(3)
--------------             -----------------------------------       ---------   ------------
Directors and Executive Officers:

     Common ..........  Malcolm C. Davenp V(1)                     1,392,219(4)      8.7%
     Common ..........  Gary L. Coulter(1)                         1,027,904(5)      6.1%
     Common ............Robert E. Huggins(1)                         558,452(6)      3.4%
     Common ............All directors and executive officers
                        as a group(6 persons)(1)                   3,137,029(7)     17.7%

Five Percent (5%) or Greater Shareholders:

     Common .........  RBB Bank Aktiengesellschaft
                              Burgring 16, 8010  Graz, Austria    20,303,482(3)     65.7%
       Common ........ Lanier M. Davenport, Sr.
                              P.O. Box 178
                              Lookout Mountain, TN 37350......     1,220,776         7.7%
       Common ........ Starr S. Davenport
                                P.O. Box 187
                              Lookout Mountain, TN 37350 .....     1,096,953(8)      6.9%

-----------------

(1) The address of all directors and executive officers is c/o the Company, 901-B Grier Drive, Las Vegas, Nevada 89119.

(2) Percent of class is based on the number of shares outstanding as of September 15, 1997. Percent of class for RBB Bank Aktiengesellschaft ("RBB") includes approximately 15,065,000 additional shares. RBB has the right to acquire common stock through conversion privileges attached to the Company's preferred stock held by RBB (See (3) below regarding RBB's conversion rights) plus, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such date. RBB disputes its designation as a beneficial owner. RBB takes the position that it does not control or direct the distribution or voting of the shares and that RBB only holds the shares for the true beneficial owners. RBB has represented to the Company that none of the beneficial owners it holds shares for has beneficial ownership of five percent (5%) or greater of the class.

(3) The percentage for RBB has been computed after giving effect to certain rights to acquire common stock arising out of the Company's issuance of its Series A 4% Convertible Preferred Stock. At September 15, 1997, RBB Bank was the holder of all of the Company's 7,313 outstanding preferred shares. Had RBB converted its preferred shares as of September 15, 1997, there would have been a substantial dilution of the percentage of class held by the named shareholder. RBB would have received an additional approximate 15,065,000 shares based on the five day average of the closing bid price of the Company's common stock. (The five days used for this calculation for computational purposes only was the five days ended September 15, 1997. Changes in the Company's closing bid price of its common stock will effect the number of shares subject to conversion.) Such a conversion, had it occurred as of September 15, 1997, would have given RBB control of approximately

         66%  of  the  outstanding   common  stock.   See  Footnote  2  for  RBB
         representations that its does not beneficially own the above stock.

(4) Includes 313,416 shares owned and 290,544 shares subject to options that are currently exercisable or will become exercisable within 60 days, 313,416 shares held by Mr. M. Davenport's spouse, and 474,843 shares by the Malcolm C. Davenport V Family Trust in which Mr. M. Davenport has beneficial control, though no economic interest.

(5) Includes 11,000 shares owned and 1,016,904 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(6) Includes 50,000 shares owned and 508,452 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(7) Includes 1,949,854 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(8) Includes 470,121, shares held by the miner children of Lanier M. Davenport and Starr S. Davenport, with respect to which each disclaims any beneficial ownership. As custodial parent, Ms Davenport has the authority to vote the miner children's shares on their behalf.

Changes in Control

         On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of preferred stock, without nominal or par value per share. Pursuant to the provisions of the terms of a $7,143,000, 4% Convertible Debenture with RBB Bank Aktiengesellschaft (RBB), the Board of Directors issued shares of preferred stock to satisfy the underlying debt of said Debenture while incorporating certain rights of the Debenture holder into the preferred stock. RBB currently holds 7,313 shares of preferred stock. All such preferred stock issued to the Debenture holder plus any accrued and unpaid dividends thereon will be converted to common stock of the Company on or before December 31, 1999 pursuant to the terms of the Debenture.

         Certain mandatory and optional redemption provisions apply to the preferred stock. The Company has the right to redeem some or all of the preferred stock in the event that the shareholder's optional conversion rights are exercised. The Company has the obligation to redeem the preferred stock in the event that the Company has transfers substantially all of its assets or if a change in control occurs (i.e. (i) anyone other than the Company or certain affiliates owns a majority of the voting stock of the Company, (ii) the Company is involved in certain merger or consolidations, or (iii) the persons who constituted the majority of the Board of Directors of the Company on July 10, 1996 cease to constitute a majority).

         In addition, the Company has issued Warrants to Third World Investments, Ltd. to acquire 250,000 shares of common stock of the Company at an exercise price that ranges from $1 to $2 per share exercisable in the whole or part between October 1, 1996 and September 30, 2001. The exercise price is subject to reduction under certain circumstances.

         The effect of the preferred stock issued to satisfy the indebtedness of the Debenture and the outstanding Warrants is to create the possibility of a change in control of the majority of the majority of the common stock of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

         The remaining $480,000 plus accrued interest of $15,542 was converted to demand notes which bear an interest rate of 10% per annum and are to be repaid at $20,000 per month including interest. The unpaid principal balance on the notes at September 30, 1997 was approximately $279,000 plus accrued interest.

         On August 14, 1997, Spinteknology, Inc., a wholly-owned subsidiary of the Company, entered into a $500,000, 12% promissory note agreement with the Malcolm C. Davenport V Family Trust, a stockholder. The note matures on the earliest of September 14, 1998, or upon receipt by Spintek Gaming Technologies, Inc. of $500,000 or more in net proceeds from the issuance of its common stock and is secured by certain intellectual property including patent applications and designations of rights to file patent applications owned by the subsidiary.

         On October 18, 1996, Mr. Lanier M. Davenport resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Davenport, in conjunction with his resignation, contributed 1,300,000 of the shares of common stock he owned in the Company back to the Company in an effort to enhance shareholder value. Such contribution of shares was recorded as treasury stock on December 31, 1996 with a basis at par value, or $2,600. Prior to July 1, 1996, Mr. Lanier M. Davenport, or companies with which he was affiliated, made loans and advances to the Company in the aggregate amount of $356,000 at an annual interest rate of 10% in the form of demand notes, of which $145,108, plus accrued and unpaid interest of $10,951, remained outstanding as of June 30, 1996. During fiscal 1997, the Company accrued additional interest in the amount of $2,964 and repaid $123,694 and $10,612 for principal and interest, respectively. The remaining $21,414 of principal and $3,304 of interest were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company on December 31, 1996. At June 30, 1997 the Company did not owe any monies to Mr. Lanier M. Davenport.

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

         Sarah L. Davenport, stockholder of the Company and mother of both Lanier M. Davenport and Malcolm C. Davenport V made loans in the aggregate amount of $20,000 in the form of demand notes with an annual interest rate of 10% during fiscal 1996. At June 30, 1997 none of the principal or interest accrued on the notes had been repaid. During fiscal 1997, an additional $2,200 of interest was accrued on the debt. At June 30, 1997 the unpaid principal balance on the notes remained at $20,000, plus accrued of $4,042.

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

         Coulter &  Davenport,  Attorneys-at-Law,  whose  partners  were Gary L.
Coulter, Esquire, Chairman and Chief Executive Officer of the Company, and Malcolm C. Davenport V, Esquire, Director of the Company, billed the Company for legal fees and expenses in fiscal 1996 in the aggregate amount of $162,754 of which $117,754 remained outstanding as of June 30, 1996. On April 1, 1996, Mr. Coulter resigned from the partnership to devote full time to his duties with the Company. During fiscal 1997 the balance owed at June 30, 1996 was repaid.

         Interest expense to all related parties was $51,584, $65,418 and $117,002 for the periods March 31, 1995(Inception) to June 30, 1996, the year ended June 30, 1997, and March 31, 1995 (Inception) to June 30, 1997, respectively.

         The Company has made loans as part of an agreement dated April 13, 1995 to Spintek International, Inc., a corporation controlled by Lanier M. Davenport, former Chairman and Chief Executive Officer of the Company and current shareholder, in the aggregate amount of approximately $186,000 at an annual interest rate of 10% in the form of demand notes, of which $159,910 plus accrued and unpaid interest of $17,366 remained outstanding as of June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SPINTEK GAMING TECHNOLOGIES, INC.


                                               By: /s/ GARY L. COULTER
                                                  --------------------
                                                       Gary L. Coulter
                                                       Chairman of the Board

        Pursuant to requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature


/s/ GARY L. COULTER                   October 24, 1997
-------------------
Gary L. Coulter
Chairman of the Board, Chief Executive
Officer, and Director (Principal
Executive Officer)


 /s/ ROBERT E. HUGGINS                October 24, 1997
----------------------
Robert E. Huggins
Senior Vice President, Chief Financial
Officer (Principal Financial and
Accounting Officer)



 /s/ MALCOLM C. DAENPORT, V           October 24, 1997
 --------------------------
Malcolm C. Davenport, V
Secretary and Director