Form 10QSB
period 1997-09-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1997-11-14
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     _X_   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                               ------------------
                                       OR

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE EXCHANGE ACT

Commission file number           0-27226
                        ------------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                     33-0134823
          ----------                                     ----------
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

901-B Grier Drive, Las Vegas, Nevada 89119            ( 702 )  263 - 3660
------------------------------------------         ----------------------
 (Address of principal executive offices)        (Issuer's telephone number)


Indicate by mark whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ___


The number of shares of Common Stock, $0.002 par value, outstanding on October 31, 1997 was 15,786,443.

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                                   FORM 10-QSB
                                      INDEX
           Page No.
PART I.  FINANCIAL INFORMATION

         Item 1    Consolidated Financial Statements

                   Consolidated Balance Sheets at September 30, 1997
                         and June 30, 1997.................................   3

                   Consolidated Statements of Operations -
                         Three Months Ended September 30, 1996,
                         Three Months Ended September 30, 1997,
                          and From Inception to September 30, 1997.........   4

                   Consolidated Statements of Cash Flows -
                         Three Months Ended September 30, 1996,
                         Three Months Ended September 30, 1997,
                          and From Inception to September 30, 1997.........   5

                     Notes to Financial Statements                            7

         Item 2.  Plan of Operation .......................................   8

PART II.  OTHER INFORMATION ...............................................   12

         Item 1.  Legal Proceedings .......................................   12

         Item 2.  Changes in Securities ...................................   13

         Item 3.  Defaults on Senior Securities ...........................   13

         Item 4.  Submission of Matters to a Vote of Security Holders .....   13

         Item 5.  Other Information .......................................   13

         Item 6.  Exhibits and Reports on Form 8-K ........................   14

         Signature Page ...................................................   15

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        September 30,  June 30,
                                                                              1997       1997
                                                                              ----       ----
                                                                          (unaudited)
                                     ASSETS
Current assets:
        Cash ...........................................................   $   119    $   404
        Prepaid and other ..............................................       219        190
        Inventories, net ...............................................       592        484
                                                                           -------    -------
                Total current assets ...................................       930      1,078

Furniture, fixtures and equipment - net ................................       155        131
Licenses and patents ...................................................     1,019      1,019
Note receivable from related company ...................................        63         88
Other assets ...........................................................        84        141
                                                                           -------    -------
Total assets ...........................................................   $ 2,251    $ 2,457
                                                                           =======    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Demand notes payable ...........................................   $    68    $  --
        Demand notes payable to stockholders and affiliated parties ....       781        334
        Accounts payable ...............................................       344        426
        Accrued liabilities ............................................       352        129
        Interest and dividends payable .................................       271        193
                                                                           -------    -------
                Total current liabilities ..............................     1,816      1,082
                                                                           -------    -------

Commitments and contingencies


Stockholders' equity
         Preferred stock, no par value, 100,000 shares authorized,
               7,313 shares issued and outstanding at September 30, 1997
               and June 30,1997, respectively ..........................     4,825      4,825
       Common stock, $0.002 par value, 100,000,000 shares authorized,
                17,103,772 shares issued;  15,786,443 outstanding at
                September 30, 1997 and June 30,1997, respectively ......        34         34
        Additional paid in capital .....................................     5,053      5,053
        Deficit accumulated during development stage ...................    (9,375)    (8,508)
        Dividends:  Preferred stock ....................................       (73)      --
        Treasury stock - 1,317,329 shares at cost September 30, 1997
                and June 30,1997, respectively .........................       (29)       (29)
                                                                           -------    -------
                Total stockholders' equity .............................       435      1,375
                                                                           -------    -------

Total liabilities and stockholders' equity .............................   $ 2,251    $ 2,457
                                                                           =======    =======

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)
                                                                                                           Cumulative
                                                          Three Months            Three Months           March 31, 1995
                                                             Ended                   Ended               (Inception) to
                                                       September 30, 1996      September 30, 1997      September 30, 1997
                                                      --------------------    --------------------    --------------------

Revenues:
     Sales                                          $                       $                       $
     Cost of sales
                                                      --------------------    --------------------    --------------------
        Gross profit
                                                      --------------------    --------------------    --------------------
 Operating expenses:
     Selling, general and administrative                              537                     683                   6,606
     Research and development                                         219                     166                   2,053
                                                      --------------------    --------------------    --------------------
        Total expenses                                                756                     849                   8,659
                                                      --------------------    --------------------    --------------------
 Operating loss                                                      (756)                   (849)                 (8,659)
 Other income (expense):
     Interest and other income                                         31                       3                     165
     Depreciation and amortization                                     (5)                     (9)                    (47)
     Unrealized loss on marketable securities                           -                                             (83)
     Loss on sale of securities                                         -                                             (96)
     Interest expense                                                (491)                    (12)                   (655)
                                                      -------------------     -------------------     -------------------
 Net loss                                           $              (1,221)  $                (867)  $              (9,375)
                                                      ===================     ===================     ===================

 Net loss per share of common stock                 $               (0.13)  $               (0.05)  $               (0.85)
                                                      ===================     ===================     ==================

 Weighted average common shares outstanding                     9,161,161              15,786,443              11,079,504
                                                      ===================     ===================     ===================

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                                                                               Cumulative
                                                                Three Months         Three Months            March 31, 1995
                                                                   Ended                Ended                (Inception) to
                                                              September 30, 1996   September 30, 1997      September 30, 1997
                                                             -------------------- -------------------- -----------------------------
                                                                (Unaudited)          (Unaudited)          (Unaudited)
 Cash flows from operating activities:
     Net loss                                              $            (1,221) $              (867) $            (9,375)
     Adjustment to reconcile net loss to net cash
        used by operating activities:
        Depreciation and amortization                                        5                    9                   47
        Non-cash interest expense                                          395                   12                  407
        Allowance for inventory obsolescence                                 5                   (6)                 234
        Provision for bad debts                                                                                       60
        Loss on sale of securities                                                                                    96
        Unrealized loss on marketable securities                                                                      83
        Non-cash opertating expenses for common stock                                                                597
        Royalty expenses used to reduce note receivable
            from related parties                                             5                   25                  101
        Changes in operating assets and liabilities:
            Increase in assets:
              Inventories                                                  (87)                (101)                (824)
              Prepaid and other                                            (92)                  28                 (364)
            Increase (decrease) in liabilities:
              Accounts payable                                             (43)                 (74)                 341
              Accrued liabilities                                            4                  223                  352
              Interest payable                                              23                    5                   10
                                                             ------------------   ------------------   ------------------
 Net cash used by operating activities                                  (1,006)                (746)              (8,236)
                                                             ------------------   ------------------   ------------------

 Cash flows used by investing activities:
     Purchase of furniture, fixtures and equipment                         (40)                 (55)                (202)
     Acquisition of licenses and patents                                                                            (157)
     Proceeds from sale of securities                                                                                186
     Note receivable from related company                                                                           (186)
     Other                                                                                                            (1)
                                                             ------------------   ------------------   ------------------
 Net cash flows used by investing activities                               (40)                 (55)                (360)
                                                             ------------------   ------------------   ------------------

 Cash flows from financing activities:
     Proceeds from (repayment of) demand notes payable
        to affiliated parties                                           (1,045)                  68                   88
     Proceeds from (repayment of) demand notes payable
        to stockholders                                                   (575)                 448                  761
     Proceeds-advances from stockholders                                                                           1,000
     Proceeds from issuance of convertible debentures                    4,375                                     4,503
     Proceeds from issuance of common and treasury stock                   440                                     1,483
     Proceeds from issuance of preferred stock                                                                       880
                                                             ------------------   ------------------   ------------------
 Net cash provided by financing activities                               3,195                  516                8,715
                                                             ------------------   ------------------   ------------------

 Net increase (decrease) in cash                                         2,148                 (285)                 119

 Cash, beginning of period                                                 121                  404                    -

                                                             ==================   ==================   ==================
 Cash, end of period                                       $             2,269  $               119  $               119
                                                             ==================   ==================   ==================

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                             Cumulative
                                                             Three Months          Three Months            March 31, 1995
                                                                 Ended                Ended                (Inception) to
                                                            September 30, 1996   September 30, 1997      September 30, 1997
                                                           -------------------- --------------------- ----------------------------
                                                              (Unaudited)          (Unaudited)          (Unaudited)
 Supplemental schedule of non-cash investing and
     financing activities:
     Issuance of common stock for marketable securities                                             $              365
     Issuance of common stock for employment contracts
        and prepaid services                                                                                        75
     Issuance of common stock exchanged for debt                 $      440                                        592
     Issuance of common stock and treasury stock for
        advances from stockholders                                                                               1,000
     Issuance of common stock and treasury stock for
        services related to acquisition of public entity                                                         1,014
     Issuance of preferred stock in exchanged for convertible
        debenture, net of unamortized debt issuance costs                                                        4,829
     Issuance of common stock exchanged for preferred stock                                                        912
     Purchase of furniture, fixtures and equipment through
        reduction in receivable from related parties                                                                22
     Notes and interest payable to stockholders forgiven by
        stockholders,  treated as additional paid in capital                                                       335
     License and patent cost included in accounts payable                                                           12
     License and patent cost acquired by issue of notes
        payable                                                                                                    850
     Dividends payable preferred stock                                          $            (73)                 (261)
     Royalty expense used to reduce note and interest
        receivable from related parties                                  25
     Reduction of net proceeds of convertible debenture
        for debt discount and issuance costs                          2,768

     Supplemental disclosure of cash flow information:
        Cash paid for interest                                   $       64     $              7    $              160

                        SPINTEK GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by Spintek Gaming Technologies, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission, for the year ended June 30, 1997.

2.       Patents, Licenses and Royalty Agreements

          On October 1, 1997, Spinteknology, Inc. ("Spinteknology"), a wholly owned subsidiary of Spintek Gaming, Inc., a Georgia corporation ("Gaming") which is a wholly owned subsidiary of the Company, entered into an Interference Settlement Agreement with Bally Gaming International, Inc./Alliance Gaming Corporation and filed same with the United States Patent and Trademark Office in Washington, D.C. General conditions of the agreement acknowledged Spintek's ownership of coin weighing patent claims associated with detection of TECHNICIAN FRAUD (i.e., "pilferage" of coins from a slot's hopper or from hopper fill bags) and Bally/Alliance ownership of coin weighing patent claims associated with detection of PLAYER FRAUD (i.e., slot player cheating). Also in the settlement, both parties have agreed to grant to one another non-exclusive licensing of the coin weighing patent claims that they own, including the grant of those rights to affiliates.

          On July 30, 1997, Spinteknology received a patent for its proprietary slot machine coin weighing technology from the Department of Trade and Industry, Republic of South Africa. This patent encompasses hopper weighing technology used by Spintek to thwart technician and player fraud as well as drop box counting and weighing of coins.

          Spinteknology has other patent applications pending in Europe for its hopper weighing technology. These patent applications may conflict in five European countries with patent applications filed by Azkoyen, a Spanish company. The Company is continuing to have discussions with Azkoyen in an attempt to resolve this matter to the mutual benefit of both parties. Although Management believes the Company's claims are valid and intends to vigorously assert its rights, it is unable to estimate the outcome of any potential proceedings regarding this matter nor the ultimate financial effect it might have on the Company.

ITEM 2.  PLAN OF OPERATION
--------------------------

The following is Management's plan of operations for the next twelve (12) months and analysis of certain significant factors which have affected the Company's financial position and operating results during the period included in the accompanying financial statements which include the Company's wholly-owned subsidiary, Spintek Gaming, Inc. and its wholly-owned subsidiary Spinteknology, Inc. This plan should be viewed in conjunction with the accompanying financial statements, including the notes thereto, and the Company's Form 10-KSB, as amended and filed with the Securities and Exchange Commission, for the year ended June 30, 1997.

Results of Operation

From inception (March 31, 1995) to date, the Company has not realized any revenue from the sale of its products. For the three months ended September 30, 1997, the Company incurred net losses of approximately $867,000 and negative cash flows from operating activities of nearly $846,000, as compared to net losses of approximately $1,221,000 and negative cash flow from operation of about $1,011,000 for the three months ended September 30, 1996. Cumulatively, for the thirty months from inception to September 30, 1997, net losses and negative cash flows from operating activities were approximately $9,375,000 and about $8,336,000, respectively.

For the three months ended September 30, 1997, operating expenses increased approximately $93,000 (12.3%) as compared to the same period for the prior year. Research and Development expenses decreased approximately $61,000, but was more than offset by an increase in selling, general and administrative expenses of about $146,000. The decrease in Research and Development expenses was primarily attributable to Management's efforts to perfect a single product, its hopper weighing technology, in 1997; whereas, in 1996 the Company was pursuing the development of several products which used more financial resources than the development of a single product. The increase in selling, general and administrative was due primarily to an increase in legal and professional fees for the comparative periods. For the quarter ended September 30, 1997, legal and professional fees $217,000 which represents an increase of nearly $119,000 over the same period from the prior year. Such increase was due to in part to expenses incurred in perfecting the Company's patent claims and to a lesser extent expenses incurred for various litigation.

Interest expense decreased by approximately $479,000 for the three months ended September 30, 1997 when compared to the three months ended September 30, 1996. Such decrease was primarily the result of the elimination of amortization of debt discount and issuance costs as a results of the debenture issued by the Company on July 16, 1996 having been converted to preferred stock on October 1, 1996. The Company incurred approximately $395,000 in interest expense as a result of debt discount and issuance costs during the three months ended September 30, 1996.


Plan of Operation

The Company has been conducting what have been considered to be successful tests of its hopper weighing technology at various casinos in Las Vegas, Nevada during the past several months. During the tests the product continued to be refined to meet the requests and needs of the operators at those casinos currently testing the product. Management believes that the changes incorporated as a result of the input from the tests have enhanced the product.

Although the hopper weighing technology is capable of operating on a stand alone basis, either by means of hard wire or radio frequency transmission of data, Management is of the opinion that the Company would benfit by forming strategic alliances with slot accounting system purveyors to expeditiously penetrate the marketplace. Management is currently working with several vendors toward completion of an interface to allow the data received from the Company's hopper weighing technology to be incorporated into their accounting reports. Management is not able to control the timing for completion of such interface projects, but anticipates that at least two of the companies will have completed the necessary interface modifications by not later than the end of the first quarter of calendar 1998.

During the first quarter of fiscal 1998, the Company received approval for its hopper weighing technology from the New Jersey Division of Gaming Enforcement and Casino Control Commission and in early November, 1997, the Company began a test of the product at an Atlantic City, New Jersey casino. Also, during the first quarter of fiscal 1998 the Company received approval from Gaming Laboratories International, Inc. for its hopper weighing technology, which will allow it to pursue sales in numerous other jurisdictions in the United States and Canada. With these approvals in hand, Management intends to commit resources towards sales and marketing in jurisdictions outside of Nevada.

Until sales of the Company's hopper weighing technology have begun and are sustained, Management does not intend to commit significant financial resources to non-gaming products it currently has under development. Based on current operating forecasts Management anticipates that it will expend approximately $450,000 during the remainder of fiscal 1998 towards research and development.

Liquidity and Working Capital

The Company had a negative working capital position of approximately $127,000 as of September 30 ,1997, and to date, absent of revenue from operations, has funded itself primarily through equity and debt transactions.

On August 14, 1997, the Malcolm C. Davenport V Family Trust ("the Trust") agreed to loan an additional $500,000 to Spinteknology, to be drawn as needed pursuant to an understanding with the trustees. This loan was in the form of a demand note due and payable on the earlier of September 14, 1998 or upon receipt of $500,000 or more by the Company in net proceeds from the sale and issuance of its common stock. Such loan was secured by a pledge of the Company's weighing technology and as of September 30, 1997, the Company had drawn down the entire $500,000.

On October 1, 1997, the Trust elected to convert the above mentioned $500,000 note, plus accrued interest of approximately $4,000 thereon, into 1,400,880 shares of the Company's $0.002 par value common stock. The conversion price of $0.36 per share reflects a 32% discount from the closing price of $0.53 per share on October 1, 1997. The shares to be issued as a result of this conversion have not been registered and will be issued with a restrictive legend.

On October 22, 1997, the Company completed a Regulation S Securities Subscription Agreement ("Agreement") for 1,428 shares its 4% Series A Preferred Stock ("Stock") in the aggregate amount of $1,428,000 with RBB Bank Aktiengesellschaft ("RBB"), an offshore bank representing investors pursuant to Regulation S promulgated under the Act. The Stock was issued at a discount of 30%, the net proceeds of which, after discount and before expenses, was $1,000,000 to the Company.

Each share of Stock ($1,000 face amount), plus any accrued and unpaid dividends, automatically converts into Common Stock of the Company on December 31, 1999; or, at any time after December 5, 1997 (45 days from issuance of the Stock). The conversion price will be the average bid price of the Company's Common Stock for the five (5) trading days immediately preceding the date of a notice of conversion from RBB; but in no event shall the conversion price be greater than $3 per share. The Common Stock to be issued upon exercise of the conversion of the Stock is subject to a Registration Rights Agreement.

Expenses incurred in conjunction with the placement of the Stock totaled $134,000, whichconsisted solely of commissions of $110,000 and escrow fees of $24,000. The Company anticipates that it may be able to pay the commissions by issuing 200,000 shares of its $0.002 par value common stock which will bear a restrictive legend.

At September 30, 1997, there were 7,313 issued and outstanding shares of preferred stock, all of which were in the possession of the RBB. All such preferred stock plus any accrued and unpaid dividends thereon can be converted to common stock at any time at the discretion of RBB and any preferred stock not converted prior to December 31, 1999 will automatically be converted on that date based on an average of the closing bid prices of the common stock for the five days ended immediately prior to that date, but not to exceed $3 per share. All common stock issued upon conversion of the preferred stock is subject to Registration Rights Agreements.

As of November 7, 1997, RBB held 8,741 shares of preferred stock. The preferred stock plus unpaid dividends of approximately $295,000 at that date would have converted into approximately 10,028,000 additional shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the five trading days ended November 7, 1997. Had such a conversion occurred, RBB would have held approximately 11,734,000 shares of common stock of the Company, or approximately 42.6% of the common shares that would have been issued and outstanding had such a conversion occurred.

The holder of the preferred stock has the right to cause the Company to effect a reverse split of the common stock outstanding of the Company since the five-day average bid price of such stock did not attain a value of at least $3.00 per share by October 13, 1996 pursuant to the terms and conditions of Subscription Agreement entered into by the Company with RBB on July 16, 1996. As of the date of this document, the holder has not caused the Company to reverse split its common stock.

Even with the receipt of the funds from the debt and equity financing described above, the projected cost to finish production of its weighing technology, combined with the lead time before cash flow will begin to be received from anticipated sales, dictates that the Company secure the availability of additional debt or equity financing prior to January 31, 1998. Management is currently negotiating with sources to secure such financing. However, there can be no assurances that such additional financing can be located. Should the Company fail to secure additional financing, or fail to begin to generate sufficient revenues to support operations, the Company will be unable to continue as a going concern. In addition, should extensive litigation be required for any of the current pending matters (see Part II, Item 1 Legal Proceedings), or should any of these proceedings result in an unfavorable outcome to the Company, either of these matters could have a material detrimental effect on the Company.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 1, 1997, Spinteknology entered into an Interference Settlement Agreement with Bally Gaming International, Inc./Alliance Gaming Corporation and filed same with the United States Patent and Trademark Office in Washington, D.C. In the settlement, both parties have agreed to grant to one another non-exclusive licensing of the coin weighing patent claims that they own, including the grant of those rights to affiliates. "... Bally acknowledges Spintek's exclusive right, priority and entitlement to TECHNICIAN FRAUD patent claims wherever Spintek has patents or patent applications containing such
claims....   Spintek   acknowledges   Bally's  exclusive  right,   priority  and
entitlement to PLAYER FRAUD patent claims wherever Bally has patents or patent applications containing such claims."

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

The Company has filed suit against Sailfin Investments, Ltd. ("Sailfin"), a corporation organized under the laws of the Channel Islands, seeking a declaratory judgement that it has already paid Sailfin in full for services rendered in accordance with the terms of a consulting services agreement. The Company also seeks to force Sailfin to return certain shares of the Company's common stock that were paid to Sailfin in accordance with the terms of the agreement on the grounds that the services performed were so inadequate, that a failure of consideration occurred entitling the Company to a return of the stock. In the alternative to returning the shares of common stock, the Company alleges that Sailfin's inadequate and substandard performance of its obligations under the agreement constitute a breach of contract and entitle the Company to recover the damages it suffered as the result of said breach. The Company has extended Sailfin an extension of time to answer the complaint and Sailfin has not yet filed an answer.

ITEM 2.  Changes in Securities

         Not applicable


ITEM 3.  Defaults upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


ITEM 5.  Other Information

On October 22, 1997, the Company completed a Regulation S Securities Subscription Agreement ("Agreement") for 1,428 shares its 4% Series A Preferred Stock ("Stock") in the aggregate amount of $1,428,000 with RBB Bank Aktiengesellschaft ("RBB"), an offshore bank representing investors pursuant to Regulation S promulgated under the Act. The Stock was issued at a discount of 30%, the net proceeds of which, after discount and before expenses, was $1,000,000 to the Company.

Each share of Stock ($1,000 face amount), plus any accrued and unpaid dividends, automatically converts into Common Stock of the Company on December 31, 1999; or, at any time after December 5, 1997 (45 days from issuance of the Stock). The conversion price will be the average bid price of the Company's Common Stock for the five (5) trading days immediately preceding the date of a notice of conversion from RBB; but in no event shall the conversion price be greater than $3 per share. The Common Stock to be issued upon exercise of the conversion of the Stock is subject to a Registration Rights Agreement.

Expenses incurred in conjunction with the placement of the Stock totaled $134,000, which consisted solely of commissions of $110,000 and escrow fees of $24,000. The Company anticipates that it may be able to pay the commissions by issuing 200,000 shares of its $0.002 par value common stock which will bear a restrictive legend.

ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

      10.1 Regulation S Securities Subscription Agreement dated October 22, 1997

      27.1 Financial Data Schedule.

       (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPINTEK GAMING TECHNOLOGIES, INC.


                                          By: /s/ GARY L. COULTER
                                          -----------------------
Date: November 12, 1997                   Gary L. Coulter
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                          By: /s/ ROBERT  E. HUGGINS
                                          --------------------------
Date: November 12, 1997                   Robert E. Huggins
                                          Senior Vice President,
                                          Chief Financial Officer
                                          (Principal Financial
                                          and Accounting Officer)


                                          By: /s/ MALCOLM C. DAVENPORT
                                          ----------------------------
Date: November 12, 1997                   Malcolm C. Davenport V
                                          Director