Form 10QSB
period 1997-12-31
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1998-02-13
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   _X_           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997
                                               -----------------

                                       OR

   ___            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE EXCHANGE ACT

                         Commission file number 0-27226
                                               ---------

                        SPINTEK GAMING TECHNOLOGIES, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                      33-0134823
          ----------                                      ----------
 (State or other  jurisdiction                  (IRS EmployerIdentification No.)
of incorporation or organization)

901-B Grier Drive, Las Vegas, Nevada 89119               ( 702 )  263 - 3660
------------------------------------------              ----------------------
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


The number of shares of Common Stock, $0.002 par value, outstanding on February 8, 1998 was 17,387,323.

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements


                  Consolidated Balance Sheets at December 31, 1997
                      and  June 30, 1997                                     3

                  Consolidated Statements of Operations -
                      Three Months Ended December 31, 1997,
                      Six Months Ended December 31, 1997 and
                               From Inception to December 31, 1997           4

                  Consolidated Statements of Cash Flows -
                      Three Months Ended December 31, 1997
                                Six Months Ended December 31, 1997 and
                                From Inception to December 31, 1997          5

                    Notes to Financial Statements                            7

         Item 2.  Plan of Operation                                          8

PART II.  OTHER INFORMATION
                                                                            13

         Item 1.  Legal Proceedings
                                                                            13

         Item 2.  Changes in Securities
                                                                            14

         Item 3.  Defaults on Senior Securities                             14

         Item 4.  Submission of Matters to a Vote of Security Holders       15

         Item 5.  Other Information                                         15

         Item 6.  Exhibits and Reports on Form 8-K                          15

         Signature Page                                                     16

PART I  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                       DECEMBER 31,    JUNE 30,
                                                           1997          1997
                                                           ----          ----
                                                       (unaudited)
                                     ASSETS
     Current assets:
       Cash                                               $    134     $   404
       Inventories, net                                        167         190
       Prepaid and other                                       624         484
                                                          --------     -------
            Total current assets                               925       1,078

       Furniture, fixtures and equipment - net                 164         131
       Licenses and patents                                  1,019       1,019
       Note receivable from related company                     37          88
       Other assets                                             28         141
       ------------                                       --------     -------
       Total assets                                       $  2,173     $ 2,457
                                                          ========     =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Demand notes payable                               $     78     $     0
       Demand notes payable to stockholders
         and affiliated parties                                225         334
       Accounts payable                                        550         426
       Accrued liabilities                                     278         129
       Customer deposits                                        76
       Interest and dividends payable                          356         193
                                                           -------     -------
            Total current Liabilities                        1,563       1,082
                                                           -------     -------

     Commitments

     Stockholders' equity:
       Preferred stock, no par value, 100,000 shares
         authorized, 8,742 and 7,313 shares issued
         and outstanding at December 31, 1997 and
         June 30, 1997, respectively                         5,690       4,825
       Common stock, $.002 par value, 100,000,000
         shares authorized, 18,504,652 and
         17,103,772 shares issued and outstanding
         at December 31, 1997 and June 30, 1997,
         respectively                                           37          34
       Additional paid in capital                            5,529       5,053
       Deficit accumulated during development stage        (10,617)     (8,508)
       Treasury stock - 1,317,329 shares at cost
         December 31, 1997 and June 30, 1997                   (29)        (29)
         -----------------------------------               -------     -------
            Total stockholders' equity                         610       1,375
                                                           -------     -------

       Total liabilities and stockholders' equity          $ 2,173     $ 2,457
                                                           =======     =======

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                       Three Months Ended             Six Months Ended           Cumulative
                                          December 31,                  December 31,            March 31,1995
                                    -------------------------     -------------------------     (Inception)To
                                       1996          1997            1996          1997       December 31, 1997
                                       ----          ----            ----          ----       -----------------
Revenues:
  Sales                             $        0    $         0     $        0    $         0    $          0
  Cost of sales                              0              0              0              0               0
                                    ----------    -----------     ----------     ----------    ------------
     Gross profit                            0              0              0              0               0
                                    ----------    -----------     ----------     ----------    ------------
Operating expenses:
  Selling, general &
     administrative                        655            921          1,192          1,605           7,529
  Research and development                 209            303            428            468           2,355
                                    ----------    -----------     ----------     ----------    ------------
     Total expenses                        864          1,224          1,620          2,073           9,884
                                    ----------    -----------     ----------     ----------    ------------
Operating Loss                            (864)        (1,224)        (1,620)        (2,073          (9,884)

Other income (expense):
  Interest and other income                 95              3            126              6             168
  Depreciation & amortization              ( 6)           (11)          ( 11)          ( 20)           ( 59)
  Unrealized loss on
    marketable securities                    0              0              0              0            ( 83)
  Loss on sale of securities                 0              0              0              0            ( 96)
  Interest expense                        ( 22)           ( 9)         ( 513)          ( 21)           (664)
                                    ----------     ----------     ----------    -----------    ------------
Net loss                            $   (  797)    $    1,242)    $   (2,018)   $    (2,109)   $   ( 10,617)
                                    ==========     ==========     ==========    ===========    ============

Net Loss Per Share Of
  Common Stock                      $    (0.08)    $    (0.09)    $    (0.22)   $     (0.14)   $      (0.95)
                                    ==========     ==========     ==========    ===========    ============

Weighted Average Common
  Shares Outstanding                11,399,306     17,172,096      9,510,425     16,486,883      11,550,118
                                    ==========     ==========      =========     ==========      ==========

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
                                                                                             Cumulative
                                                     Six Months          Six Months         March 31, 1995
                                                       Ended               Ended            (Inception) To
                                                  December 31, 1996    December 31, 1996   December 31, 1996
                                                  ------------------  ------------------  -------------------

Cash flows from operating activities:
Net loss                                             $     (2,018)      $    (2,109)        $    (10,617)
Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation and Amortization                                12                20                   58
  Non-cash interest expense                                   395                                    475
  Allowance for inventory obsolescence                         89                14                  254
  Provision for bad debts                                      81                60                  120
  Loss on sale of securities                                                                          96
  Unrealized loss on marketable securities                                                            83
  Non-cash operating expenses for common stock                                   27                  645
  Royalty expenses used to reduce note
    receivable from related parties                            34                51                  127
  Changes in operating
    assets and liabilities:
    Decrease (increase) in assets:
      Inventories                                            (169)             (154)               ( 877)
      Prepaid and other                                      (448)               75                ( 317)
    Increase (decrease) in liabilities:
      Accounts payable                                       (104)              124                  539
      Accrued liabilities                                    (113)              150                  279
      Interest payable                                       ( 70)                4                    9
      Customer deposits                                                          76                   76
                                                     ------------       -----------         ------------
Net cash used by operating activities                      (2,311)           (1,662)              (9,050)
                                                     ------------       -----------         ------------

Cash flows from investing activities:
  Purchase of furniture, fixture
    and equipment                                             (49)              (53)                (200)
  Acquisition of licenses and patents                                                               (158)
  Proceeds from sale of securities                                                                   186
  Note receivable from related company                        ( 4)                                  (186)
                                                     ------------       -----------         ------------
Net cash used by investing activities                        ( 53)              (53)                (358)
                                                     ------------       -----------         ------------

Cash flows from financing activities:
  Proceeds from (repayment of) demand notes
    payable to related parties                            ( 1,308)              470                  860
  Proceeds-advances from stockholders                                                              1,000
  Proceeds from issuance of convertible debentures          4,375                                  4,375
  Proceeds from issuance of common and treasury stock                                              1,452
  Proceeds from issuance of preferred stock                                     975                1,855
                                                     ------------       -----------          -----------
Net cash provided by financing activities                   3,067             1,445                9,542
                                                     ------------       -----------          -----------
Net increase in cash                                          703            (  270)                 134
Cash, beginning of period                                     121               404                    0
Cash, end of period                                  $        824       $       134         $        134
                                                     ============       ===========         ============

                    SPINTEK GAMING TECHNOLOGIES, INC.
                      (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                     Six Months          Six Months         March 31, 1995
                                                       Ended               Ended            (Inception) To
                                                  December 31, 1996   December 31, 1996   December 31, 1996
                                                  -----------------   -----------------   -----------------

Supplemental schedule of noncash investing
  and financing activities:
  Issuance of common stock for securities                                                   $        368
  Issuance of common stock for employment
    contracts and prepaid services                                                                    75
  Issuance of common stock exchanged for debt        $       440        $       500                1,092
  Issuance of common stock and treasury stock
   for advances from stockholders                                                                  1,000
  Issuance of common and treasury stock
    for services related to acquisition
    of public entity                                                                               1,014
  Issuance of common stock in lieu of cash for
    fees related to preferred stock transaction                                 110                  110
  Issuance of preferred stock in exchange for
     convertible debenture, net of
     unamortized debt issuance costs                       4,829                                   4,829
  Issuance of common stock in exchange for
     preferred stock                                         243                                     912
  Purchase of furniture, fixtures and
    equipment through reduction in
    receivable from related parties                                                                   22
  Notes and interest payable to stockholders
    forgiven by stockholders, treated as
    additional paid-in capital                               335                                     335
  License and patent cost aquired through
    accounts payable                                                                                  12
  License and patent cost acquired by issuance
    of notes payable                                                                                 850
  Dividends payable preferred stock                        (  69)            (  159)              (  347)

Supplemental disclosure of cash flow information:

  Cash paid for interest                             $       100        $        11         $        164

                        SPINTEK GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by Spintek Gaming Technologies, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Form 10-KSB, as amended and filed with the Securities and Exchange Commission, for the year ended June 30, 1997.

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

ITEM 2.  PLAN OF OPERATION
--------------------------

         The Company has been conducting what have been considered to be successful tests of its hopper weighing technology ("AccuHopper") at various casinos in Las Vegas, Nevada and Atlantic City, New Jersey during the past several months. During the tests the product continued to be refined to meet the requests and needs of the operators at those casinos testing the product. Management believes that the changes incorporated as a result of input from the tests have enhanced the product.

         During the first quarter of fiscal 1998, the Company received approval for its AccuHopper from the New Jersey Division of Gaming Enforcement and Casino Control Commission and in early November, 1997, the Company began a test of the product at an Atlantic City, New Jersey casino. In January 1998, that casino indicated to Management that the system was working well and once the interface with their slot accounting software was completed, that they would probably initiate a purchase order for AccuHopper retrofit kits.

         AccuHopper is capable of operating on a stand alone basis, either by means of hard wire or radio frequency transmission of data. Some of the casinos participating in the field tests of AccuHopper have indicated they would consider purchasing the system to operate on a stand alone basis if an interface was not available for their slot accounting software, while other casinos participating in the tests have indicated that they would prefer to have such an interface. Management, with the assistance of two of the casinos testing the system, has succeeded in convincing a major slot accounting software company to complete an interface to allow the data received from the AccuHopper to be incorporated into their accounting reports. That company has indicated that the interface should be completed by the end of March 1998 and Beta tests are scheduled to be conducted during the month of April 1998. Management is in discussions with other slot accounting software vendors to encourage them to consider the completion of an interface to AccuHopper. Several of theses companies have indicated they are working towards developing an interface for AccuHopper. Management, however is unable to control when, or if, the completion of such interface projects will occur, but is of the opinion that the first companies who are able to offer the interface will have a competitive advantage in marketing their slot accounting systems.

         Management is encouraged by the results of the various field tests of AccuHopper, the positive comments it has received from management at those casinos and their willingness to either request a system interface from their slot accounting software companies ot to consider purchasing the AccuHopper on a stand alone basis

         In December 1997 the Company received a purchase order from the Mohegan Sun Casino in Connecticut for approximately 260 AccuHopper retrofit kits and the software to run the system on a stand alone basis along with a substantial deposit toward the purchase price.

         Installation of the units is scheduled to begin on February 17, 1998 and should be completed prior to the end of the Company's third quarter which is March 31, 1998.

         In addition to working with various slot accounting software companies to incorporate the AccuHopper into their systems, the Company is also in discussion with several of the slot machine manufacturing companies to encourage them to incorporate the AccuHopper as an option for factory installation in their newly manufactured slot machines. Based on discussions with those companies, Management believes that several of them are currently evaluating the feasibility of factory installation of AccuHopper on their slot machines. To date IGT and Bally Gaming are the only slot machine manufacturers to have license agreements with the Company for AccuHopper

         In January 1998, Spinteknology, Inc. entered into a joint venture with Kinsale Developments Proprietary Limited, an Australian company to form a company named Spintek Gaming Pty Ltd. ("SGPL") which will distribute the Company's products in Australia, New Zealand, Macao, Singapore, Hong Kong, China, Indonesia, Philippines, South Korea Guam, Brunei, Thailand, Noumea, Vanuatu, Taiwan, Laos, Cambodia, Kampuchca, Vietnam, Samoa, Fiji, Nauru, Kiribati and Tonga (the "Territory"). Spinteknology, a twenty percent joint venture participant in the joint venture, will receive a royalty of US$50 per unit sold by SGPL in the Territory in addition to twenty percent of the net profits of SGPL.

         Employees. The Company has recently hired additional service and installation support staff personnel to assist with the ongoing field tests and to undergo training in anticipation of sales to be consummated during the fourth quarter of fiscal 1998. The Company currently has 26 full time employees and, assuming sales materialize as expected, anticipates that it will have between thirty and thirty-five full time employees by June 30, 1998.

         Gross Margins on Initial Sales. Management has offered a discount from the listed sales price for the AccuHopper to those casinos who have assisted the Company in perfecting AccuHopper through field tests and to a few other casinos who have indicated they may be willing to be one of the first to purchase the Company's product. As a result of the aforementioned discounts coupled with the higher initial cost of product due to the initial relatively small quantities of inventory ordered, the Company will undoubtedly recognize a smaller gross margin on its first few sales than can be expected on future sales. As sales volume increases, Management expects that the cost of its products will decrease as a result of anticipated volume discounts expected to be received from the Company's suppliers.

         Research and Development. Until significant sales of the AccuHopper begin and are sustained, Management does not intend to commit significant financial resources toward the research and development of the many non-gaming products it currently has pending. During the past six months the Company has hired several engineering staff to continue to develop products that enhance and/or augment the AccuHopper. Such products include, but are not limited to, (1) a device to accurately measure the contents of a slot machine drop bucket

          ("AccuDrop"); a device that monitors and measures the contents of fill bag storage compartments on a casino floor; and, a mechanism to alert the slot floor people that the contents of a slot machine hopper is too low, thus allowing preventative fills to be made before a time consuming hopper empty condition exists. The Company filed and will continue to file patent applications both domestically and worldwide on these products and others as necessary. Based on current engineering operating forecasts Management anticipates that it will expend approximately $475,000 and $500,000 during the remaining six months of fiscal 1998 and the first six months of fiscal 1999, respectively towards research and development.


Results of Operation
--------------------

         From inception (March 31, 1995) to date, the Company has not realized any revenue from the sale of its products. For the six months ended December 31, 1997, the Company incurred net losses of approximately $2,109,000 and negative cash flows from operating activities of nearly $1,662,000, as compared to net losses of approximately $2,018,000 and negative cash flow from operation of about $2,224,000 for the six months ended December 31, 1996. Cumulatively, for the thirty-three months from inception to December 31, 1997, net losses and negative cash flows from operating activities were approximately $10,617,000 and about $9,151,000, respectively.

         For the six months ended December 31, 1997, operating expenses increased approximately $453,000, or (27%) as compared to the same period for the prior year. Research and Development expenses increased approximately $40,000, while General and Administrative ("S G & A") expenses increased about $413,000.

         The S G & A increase was due to several factors. Primary among them was payroll and related expenses which increased approximately $150,000 for the comparative periods due mainly to added staff to support the Company's ongoing field tests and additional administrative support personnel. The next largest increase in S G & A was attributable to legal and professional fees which increased approximately $100,000 over the same period from the prior year due to additional legal expenses that were incurred in conjunction with filing and perfecting the Company's various patents applications; added legal expenses associated with the Company's various financing transactions; legal expenses incurred as a result of the Company's Joint Venture with an Australian company; and, finally additional expenses incurred for various litigation. The Company's bonus plan, which was implemented in June 1997 and accounted for the next largest S G & A increase over the prior period, was attributable for approximately $76,000 as a result of accrued expenses that were based on the increase in the market cap of the Company's common stock from June 30, 1997 through December 31, 1997. Increases in travel, trade show and advertising expense made up most of the remainder of the increase in S G & A expenses for the comparative periods. In July 1997 the Company hired a Vice President of Sales and Marketing and intensified its efforts to sell its products not only in Nevada, but throughout the remainder of the U S as well as abroad.

         The increase in Research and Development expenses was primarily attributable to an initial outlay of approximately $100,000 for development costs paid to the company who will manufacture the Company's new hopper weighing platform, a product that will augment the Company's AccuHopper. This added expense was partially offset by a decrease of approximately $70,000 for inventory obsolescence for the six months ended December 1996 as compared to the six months ended December 1997. The reduction in inventory obsolescence was primarily attributable to Management's efforts to perfect a single product, its hopper weighing technology, in fiscal 1998; whereas fiscal 1997 saw the Company increasing its reserves for inventory on hand for several different products which Management had determined were ultimately not practical to commit the financial resources necessary to continue to develop and market.

         Interest expense decreased by approximately $408,000 for the six months ended December 31, 1997 when compared to the six months ended December 31, 1996. Such decrease was primarily the result of the elimination of amortization of debt discount and issuance costs as a result of the debenture issued by the Company on July 16, 1996 having been converted to preferred stock on October 1, 1996. The Company incurred approximately $395,000 in interest expense as a result of debt discount and issuance costs during the six months ended December 31, 1996.


Liquidity and Working Capital
-----------------------------

         The Company had a negative working capital position of approximately $638,000 as of December 31,1997, and to date, absent of revenue from operations, has funded itself primarily through equity and debt transactions.

         On August 14, 1997, the Malcolm C. Davenport V Family Trust ("the Trust") agreed to loan an additional $500,000 to Spinteknology, to be drawn as needed pursuant to an understanding with the trustees. The loan was secured by a pledge of the Company's weighing technology and as of September 30, 1997, the Company had drawn down the entire $500,000. On October 1, 1997, the Trust elected to convert the note, plus accrued interest of approximately $4,000 thereon, into 1,400,880 shares of the Company's $0.002 par value common stock. The conversion price of $0.36 per share reflects a 32% discount from the closing price of $0.53 per share on October 1, 1997. The shares issued as a result of this conversion were issued at a discount because they are not registered, were issued with a restrictive legend and the Trust can not currently sell these shares in the market.

         On October 22, 1997, the Company completed a Regulation S Securities Subscription Agreement ("Agreement") for 1,428 shares of its 4% Series A Preferred Stock ("Stock") in the aggregate  amount of $1,428,000  with RBB Bank  Aktiengesellschaft
         ("RBB"),   an  offshore  bank  representing   investors   pursuant  to
         Regulation S promulgated under the Act. The Stock was issued at a discount of 30%, the net proceeds of which, after discount and before expenses, was $1,000,000 to the Company.

         Expenses incurred in conjunction with the placement of the Stock totaled $134,000, which consisted solely of commissions of $110,000 and escrow fees of $24,000. The Company elected to pay the commissions by issuing 200,000 shares of its $0.002 par value common stock which bears a restrictive legend.

         At December 31, 1997, there were 8,741 issued and outstanding shares of preferred stock, all of which were in held by RBB. All such preferred stock plus any accrued and unpaid dividends thereon can be converted to common stock at any time at the discretion of RBB and any preferred stock not converted prior to December 31, 1999 will automatically be converted on that date. The conversion to common stock will be based on an average of the closing bid prices of the common stock for the five days ended immediately prior to the date of conversion, but not to exceed $3 per share. All common stock issued upon conversion of the preferred stock is subject to Registration Rights Agreements.

         As of January 31, 1998, RBB held 8,741 shares of preferred stock. The preferred stock plus unpaid dividends of approximately $376,000 at that date would have converted into approximately 15,884,000 additional shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the five trading days ended January 30, 1998. Had such a conversion occurred, RBB would have held approximately 17,422,000 shares of common stock of the Company, or approximately 50% of the common shares that would have been issued and outstanding had such a conversion occurred.

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

         Even with the receipt of the funds from the debt and equity financing described above, the projected cost to finish production of its weighing technology, combined with the lead time before cash flow will begin to be received from anticipated sales, dictates that the Company secure the availability of additional debt or equity financing. As of February 12, 1998, Management had received a tentative commitment for $1,000,000 of additional funding and is currently finalizing the terms regarding such funding with the lender. Management is also negotiating with other sources to secure additional funding, however there can be no assurances that additional financing can be located. If such financing is obtained it could involve the issuance of additional stock in the Company, or the rights to purchase additional stock in the Company. The percentage ownership in the Company such stock would represent is unknown at this time. Should the Company fail to secure additional financing, or fail to begin to generate sufficient revenues to support operations, the Company will be unable to continue as a going concern. In addition, should extensive litigation be required for any of the current pending matters (see Part II, Item 1 Legal Proceedings), or should any of these proceedings result in an unfavorable outcome to the Company, either of these matters could have a material detrimental effect on the Company.


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

          On October 1, 1997, Spinteknology entered into an Interference Settlement Agreement with Bally Gaming International, Inc./Alliance Gaming Corporation and filed same with the United States Patent and Trademark Office in Washington, D.C. In settlement, both parties have agreed to grant to one another non-exclusive licensing of the coin weighing patent claims that they own, including the grant of those rights to affiliates. "... Bally acknowledges Spintek's exclusive right, priority and entitlement to TECHNICIAN FRAUD patent claims wherever Spintek has patents or patent applications containing such claims....  Spintek acknowledges Bally's exclusive right, priority and entitlement to PLAYER FRAUD patent claims wherever Bally has patents or patent applications containing such claims."

          On September 25, 1996, Unique Entertainment, a Nevada corporation, filed a complaint in the Clark County (Las Vegas), Nevada District Court against Spintek for breach of contract and related claims. The plaintiff is an entertainment agency. It alleges that on November 22, 1995, it and Spintek entered into a written contract whereby the agency agreed to provide two magicians to perform on Spintek's behalf at various gaming shows for a total of $80,000. The magicians never in fact performed. Spintek has filed an answer denying liability, specifically asserting that no Spintek agent or employee signed the contract and that no such signature was or would ever have been authorized by the Company. Spintek further contends that because the magicians never in fact performed, its liability, if any, would be extremely limited, and not the full contract price which the plaintiff seeks. To date, the plaintiff has conducted virtually no discovery and has done little to pursue the case. It is anticipated that the case will be tried within the next six months.

          On October 10, 1996, Richard M. Mathis of Reno, Nevada filed a complaint in the Washoe County (Reno), Nevada District Court against Spintek; Spintek International, Inc. ("International"); and Lanier M. Davenport, who, until October 18, 1996, was Chairman and Chief Executive Officer of the Company and is still the beneficial owner of more than 5% of the Company's common stock. In his suit, Mr. Mathis contends that he was forced by the Company and Davenport to transfer to Davenport his ownership and control of the Company, and that, with the Company's assistance, Davenport defrauded him, breached fiduciary affairs and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000. On January 6, 1997, the Company and International filed an answer denying any liability to Mr. Mathis. On August 26, 1997, the Company and International filed a motion to dismiss, which is currently pending before the Court. A ruling on the motion is expected within three months. If the motion is denied, the Company intends to file a motion for summary judgement.

          On February 14, 1997, the Company filed a complaint in the Clark County (Las Vegas), Nevada, Eighth Judicial District Court, against Michael D. Fort, a former officer and director of the Company, who resigned on February 7, 1997. The complaint claims that Mr. Fort must return $240,000 to Spintek that was paid to him in anticipation of a change of control in the Company that did not actually occur. Mr. Fort filed an answer denying liability. Mr. Fort also has filed counterclaims that he be entitled to keep the $240,000 at issue. The parties anticipate the beginning of discovery in February, 1998.

          The  Company  has  filed  suit  against  Sailfin   Investments,   Ltd.
          ("Sailfin"), a corporation organized under the laws of the Channel Islands, seeking a declaratory judgement that it has already paid Sailfin in full for services rendered in accordance with the terms of a consulting services agreement. The Company also seeks to force Sailfin to return certain shares of the Company's common stock that were paid to Sailfin in accordance with the terms of the agreement on the grounds that the services performed were so inadequate, that a failure of consideration occurred entitling the Company to a return of the stock. In the alternative to returning the shares of common stock, the Company alleges that Sailfin's inadequate and substandard performance of its obligations under the agreement constitute a breach of contract and entitle the Company to recover the damages it suffered as the result of said breach. Sailfin has answered the Complaint and denied liability. Sailfin has also filed a counterclaim seeking to force the Company, and its transfer agent, to remove the restrictive legend from its shares of the Company's common stock, or seeking damages in the alternative. The Company has added Mr. Fort and Mr. James Hennen, a former officer of the Company, as additional defendants seeking to have Company stock issued pursuant to certain alleged agreements cancelled on the grounds, among other things, that there was no proper corporate authority for the issuance of such stock as well as no consideration therefor. The parties will now begin to engage in discovery.


ITEM 2.  Changes in Securities

Not applicable


ITEM 3.  Defaults upon Senior Securities

Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable


ITEM 5.  Other Information

In January 1998, Spinteknology, Inc. entered into a joint venture with Kinsale Developments Proprietary Limited, an Australian company to form a company named Spintek Gaming Pty Ltd. ("SGPL") which will distribute the Company's products in Australia, New Zealand, Macao, Singapore, Hong Kong, China, Indonesia, Philippines, South Korea Guam, Brunei, Thailand, Noumea, Vanuatu, Taiwan, Laos, Cambodia, Kampuchca, Vietnam, Samoa, Fiji, Nauru, Kiribati and Tonga (the "Territory"). Spinteknology, a twenty percent joint venture participant in the joint venture, will receive a royalty of US$50 per unit sold by SGPL in the Territory in addition to twenty percent of the net profits of SGPL.


ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     Spintek Gaming PTY LTD Shareholders Agreement
         10.2     Spintek Gaming PTY LTD Distribution Agreement
         10.3     Spintek Gaming PTY LTD Articles of Association
         11.1     Computation of earnings per share
         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SPINTEK GAMING TECHNOLOGIES, INC.


                              By: /s/ GARY L. COULTER
                                  -----------------------
Date: February 12, 1998            Gary L. Coulter
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                              By: /s/ ROBERT E. HUGGINS
                                  -------------------------
Date: February 12, 1998            Robert E. Huggins
                                   Senior Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                              By: /s/ MALCOLM C. DAVENPORT
                                  ----------------------------
Date: February 12, 1998            Malcolm C. Davenport V
                                   Director

                              By: /s/ PATRICK W. MCGRATH
                                  --------------------------
Date: February 12, 1998            Patrick W. McGrath
                                   Director

EXHIBIT 10.1

                             SHAREHOLDERS AGREEMENT


AGREEMENT dated _______________________________________  , 1998
BETWEEN SPINTEKNOLOGY INC, a Corporation formed under the laws of the State of Georgia, United States of America ("Spinteknology")

     KINSALE DEVELOPMENTS PTY LTD ACN 007 715 568 a Corporation incorporated under the laws of South Australia and having its registered office at 118 Greenhill Road, Unley, South Australia ("Kinsale")

AND SPINTEK GAMING PTY LTD ACN 081 131 026 a Corporation incorporated under the laws of South Australia and having its registered office at 118 Greenhill Road, Unley South Australia ("Spintek")

RECITALS

A.       Spinteknology and Kinsale have promoted the formation of Spintek.

B. The purpose of the formation of Spintek is to enable Spintek to act as distributor in defined territories of products supplied to Spintek by Spinteknology.

C. The terms and conditions under which Spintek operates as the distributor of products supplied by Spinteknology are set out in a Distribution Agreement dated 1998 between Spinteknology and Spintek ("Distribution Agreement").

D. Spinteknology and Kinsale intend by this agreement to record their rights and liabilities with respect to Spintek and its operations, in addition to, or in substitution for (as the case may be), their respective rights and obligations as prescribed by the Articles of Association of Spintek, and Spintek intends to give effect to this agreement to the exclusion of its Articles of Association to the extent that this agreement is inconsistent with the Articles of Association.

OPERATIVE PART

1. Inclusive of the capital subscribed on the incorporation of Spintek, Spinteknology and Kinsale will subscribe further capital to Spintek so that the issued and paid up capital of Spintek will be 100, 000 shares of $ 1.00 each held as to 80% by Kinsale and 20% by Spinteknology.

2.   Spinteknology and Kinsale will each be entitled:-

         2.1.     to nominate, and cause to be appointed;

         2.2. to remove and cause to be replaced by another nominee; at least 1 Director of Spintek. The first nominated Directors will be Graham Bruce Hooper as the nominee of Kinsale and Gordon Dean Booth as the nominee of Spinteknology.

3. In spite of the Articles of Association of Spintek, a resolution of the members of Spintek passed by a majority representing 81% of the issued shares in Spintek is required to give effect to the following:

      3.1.(subject always to clause 2) the removal or replacement of either of the first nominated Directors;

      3.2.any increase in the number of directors;

      3.3. the sale or encumbering of all of the substantive assets of Spintek;

      3.4.the  incurring of either a secured or unsecured  debt in excess of AUD
          $250,000.00   (or  any   substituted   limit   agreed  in  writing  by
          Spinteknology and Kinsale);

      3.5.the incurring of any salary package in excess of AUD $150,000.00 per annum (or any substituted limit agreed in writing by Spinteknology and Kinsale) for any individual employee of Spintek;

      3.6.the lease of any premises or any plant or equipment on terms other than those which are competitive within a relative market;

      3.7.the winding up, dissolution, restructuring of Spintek or any increase or reduction in the authorised capital of Spintek;

      3.8.the issue of any shares in excess of the 100,000 shares referred to in clause 1 to any existing or prospective shareholder of Spintek.

4. In spite of the provisions of the Articles of Association of Spintek, no transfer any shares in the capital of Spintek may be made unless the following procedure is complied with:-

     4.1. the shareholder wishing to transfer ownership of is shares ("Proposer") must submit an offer to all of the other shareholders ("Offerees") in which the Proposer must nominate the price per share at which the Proposer's shares are offered for sale to the Offerees or at which the Proposer will purchase all of the Offerees' shares;

     4.2. the Offerees may within 30 days of receipt of the offer from the Proposer purchase all of the shares of the Proposer at the price specified in the offer;

     4.3. if the Offerees do not within that period of 30 days purchase all the Proposer's shares, the Proposer must purchase all of the Offerees' shares at the nominated price;

     4.4. completion of any sale and purchase of the shares must be effected within 60 days after the date of the Proposer's offer is submitted to the Offerees ;

     4.5. at completion the purchaser will pay the vendor the nominated price for the shares being transferred and the vendor will sign and deliver to the purchaser a transfer of the shares in registrable form, subject to stamp duty to be paid by the purchaser;

     4.6. if the vendor of the shares neglects, refuses or otherwise falls to sign a transfer of the shares, the secretary of Spintek is authorised by this Agreement, by which power of attorney is granted to the Secretary, to sign a transfer of the shares on behalf of the vendor, and subject to the appropriate stamp duty being applied to the transfer, Spintek is authorised to receive the transfer into the Share Register to give effect to the transfer of the shares to the purchaser;


     4.7. the Proposer may offer the Proposer's shares for sale to a purchaser who is not then a shareholder of Spintek ("Third Party") at any time provided that the terms and conditions of the offer are set out in written form ("Third Party Offer") and are first provided to all of the other shareholders who may within 30 days after receipt of the Third Party Offer elect to purchase the Proposer's shares on the terms and conditions set out in the Third Party Offer;

     4.8. if one or more of the other shareholders elects to purchase the Proposer's shares, completion of that purchase will be effected in accordance with the procedure set out in subclauses 4.4, 4.5 and (only if the Proposer is the vendor) 4.6;

     4.9. If more than one of the other shareholders elect to purchase the Proposer's shares pursuant to sub-clause 4.8, they may do so in proportions agreed between them, and failing any agreement they must purchase the Proposer's shares equally, and in no event are they permitted to purchase fewer than all of the Proposer's shares referred to in the Third Party Notice;

    4.10. if a sale is effected by the Proposer to a Third Party, completion of the purchase must be effected within 90 days after the date of issue of the Third Party Offer or, if the other shareholders elect, but fall, to purchase the Proposer's shares, within 60 days after the failure by the other shareholder or shareholders to purchase the Proposer's shares (as the case may be);

    4.11. a condition of a sale of shares by the Proposer to a Third Party must be the requirement that the Third Party endorses and becomes a party to this Agreement in lieu of or in addition to the Propos4.12. transfers of shares may otherwise be effected pursuant to the Articles of Association of Spintek.

5. If Spinteknology and Kinsale permit or cause any other entity to become a shareholder of Spintek, they will cause that other entity to become a party to this agreement and to be bound by it.

6. Kinsale represents to Sp'nteknology that it is ultimately controlled by Graham Bruce Hooper and that it will not permit the registration of any transfer of that ultimate control to any entity not ultimately controlled, and which remains ultimately controlled, by Graham Bruce Hooper without first obtaining the approval of Spinteknology (which approval will not be unreasonably withheld). For the purposes of this clause, an entity or a related group of entities is ultimately controlled by Graham Bruce Hooper if he is, by reason of his association with the entity or related group of entities, able to direct the decision making processes of the entity or related group of entities.

7. In all other respects Spinteknology and Kinsale adopt and will implement the Articles of Association with respect to the administration of the affairs of Spintek.

8. All disputes under this agreement which are not resolved by negotiation will be subject to binding arbitration on the written request of any one party to the other as the sole method of resolution. Arbitration will be conducted in London, United Kingdom, in the English language under the then current commercial arbitration rules of the American Arbitration Association. judgment on any arbitration award, which may include an award of damages, may be entered in any court of competent jurisdiction.

EXECUTED as an Agreement.
SIGNED FOR AND ON BEHALF of SPINTEKNOLOGY INC.
in the presence of
/s/ GARY L. COULTER, President
------------------------------

SIGNED FOR KINSALE
DEVELOPMENTS PTY LTD
ACN 007 715 568
in the presence of
/s/ GRAHAM B HOOPER
--------------------

SIGNED FOR SPINTEK GAMING
PTY LTD ACN 081 131 026
in the presence of
/s/ GRAHAM B HOOPER
-------------------

EXHIBIT 10.2


DISTRIBUTION AGREEMENT
----------------------

AGREEMENT  dated  ________________________________,  1998 BETWEEN  SPINTEKNOLOGY
INC, a Corporation formed under the laws of the State of Georgia, United States of America ("Spinteknology")

 AND

SPINTEK GAMING PTY LTD ACN 081 131 026 a Corporation incorporated in the State of South Australia and having its registered office at 118 Greenhill Road, Unley, South Australia ("Distributor")

RECITALS

A. Spinteknology has rights of control over certain technology which it believes can be employed in the gaming industry to detect certain thefts of coins or tokens from coin or token operated gaming machines ("Technology") .

B. Spinteknology expects to manufacture and supply products, equipment and services incorporating the Technology ("Products").

C . Part of the Products is comprised of devices manufactured by Spinteknology which can be installed in existing gaming machines manufactured by various gaming machine manufacturers on site in gaming establishments where gaming machines are already in use ("Retrofit Devices").

D. Spinteknology is also in the Process of the development of components or devices (which will form part of the Products) which incorporate the Technology and which are intended to be included in the original manufacture, assembly or rebuilding of gaming machines by various manufacturers of gaming machines prior to the sale of those machines to ultimate users ("Original Components").

E. Spinteknology intends by this Agreement to appoint the Distributor as Spinteknology's distributor of products including Retrofit Devices, Original Components, and any other devices or components incorporating the Technology or any improvements, enhancements or developments of the Technology from time to time ("Future Technology"), all of which are included in the reference to Products for the purposes of this Agreement.

F. It is intended that Spinteknology will make any Future Technology available to Spintek for the purposes of this agreement and to the extent that there are any additions or amendments reasonably required to this agreement as a consequence, Spinteknology and Spintek will negotiate in good faith to effect those additions or amendments consistent with the spirit and intention of this agreement.

OPERATIVIE PART

1. Spinteknology and the Distributor agree that the Recitals are to be read with and form part of this Agreement.

2. Spinteknology appoints the Distributor as its exclusive distributor of Products in Australia, New Zealand, Macao, Singapore, Hong Kong, China, Indonesia, Philippines, South Korea, Guam, Brunei, Thailand, Noumea, Vanuatu, Taiwan, Laos, Cambodia, Kampuchca, Vietnam, Samoa, Fiji, Nauru, Kiribati and Tonga ("Territory").

3. If the Distributor does not take any steps to exploit distribution opportunities in any one or more of the countries in the Territory ("Unexploited Countries") within 42 months of the Commencement of this agreement, Spinteknology may in its discretion exclude the Unexploited Countries from the Territory by notice in writing to the Distributor.

4. Distributor will use its best endeavours to exploit distribution opportunities in the Territory during the term of this agreement. If Spinteknology forms the reasonable opinion that Distributor is not using its best endeavours to do so in any part of the Territory Spinteknology may in writing advise Distributor of that opinion and require Distributor to remedy that deficiency within 12 months of that written notice and if Distributor fails to do so Spinteknology may exclude that part of the Territory from the operation of this agreement by notice in writing to Distributor.

5.       Spinteknology represents, and the Distributor acknowledges:-

     5.1. that the Products are designed for the detection of theft of coins or tokens by persons who have authorised access to the gaming machine hoppers where the coins and tokens are stored ("Technician Fraud"); and

     5.2. and that the Products are not designed to detect theft or other malfeasance by machine patrons ("Player Fraud").

6.   Spinteknology   represents  to  the   Distributor,   and  the   Distributor
     acknowledges:-

     6.1. that Spinteknology claims only certain patent rights with respect to the detection of Technician Fraud ("Technician Fraud Patent Claims"); and

     6.2. that patent rights are claimed by others with the consent of Spinteknology with respect to Technology to detect Player Fraud ("Player Fraud Patent Claims").

7.       The Distributor undertakes to Spinteknology--

     7.1. that no representations will be made by the Distributor in the course of marketing the Products to the effect that the Products may be utilized in connection with the detection of Player Fraud; and

     7.2. that sales contracts obtained by the Distributor will include a specific disclaimer of any Player Fraud Patent Claims.

8. This Agreement does not operate to restrict any other business operations of the Distributor, except in the case where those other business operations involve the distribution of items which are, on a reasonable assessment, in competition with the Products. If the Distributor wishes to distribute items which are in competition with the Products in the course of its business operations, it will notify Spinteknology and request Spinteknology's consent to do so. The Distributor will not sell or encourage the sale of competing items to customers who have approached the Distributor for the purposes of purchasing the Products.

9. This Agreement will remain in force for 20 years from the date of this Agreement, and following those 20 years will continue from year to year unless terminated by mutual consent or by written notice by one party to the other 90 days in advance of the end of any 1 year extension beyond the initial term of 20 years.

10. This Agreement may be terminated by either party in the case of a breach of a substantive provision by notice in writing to the party in breach if the party in breach has not within 14 days after being notified in writing of the breach of this Agreement remedied that breach.

11. Termination of this Agreement for any reason will not discharge any liability of Spinteknology or the Distributor to the other for sales, orders or contracts made by the Distributor prior to the date of termination, regardless of when shipments are made or invoices rendered.

12. On termination of this Agreement the Distributor will: -

     12.1. return to Spinteknology any of the Technology and Future Technology, or hardcopy or software representations of the Technology and Future Technology, which it has in its custody or control;

     12.2.     cause  its  name to be  changed  so as not to  include  the  name
               Spintek; and

     12.3.     relinquish  any  rights  with  respect  to the  use  of the  name
               Spintek.

13. On termination of this Agreement Spinteknology is required to deliver and the Distributor is required to accept only those Products ordered by the Distributor from Spinteknology at or prior to the date of termination.

14. On termination of this Agreement Spinteknology has an option to re-purchase from the Distributor any Products in the possession of the Distributor and unsold by the Distributor. The re-purchase price will be the same as the original purchase price invoiced by Spinteknology to the Distributor for those Products. If, or to the extent that, the option to re-purchase is not exercised by Spinteknology, the Distributor is at liberty to dispose of the Products in its possession in the ordinary course of its business, during which time the provisions of clause 12 will be suspended for a reasonable period (not exceeding 6 months) to allow orderly disposal of the Products.

15. The exclusive distribution rights granted to the Distributor under this Agreement do not preclude Spinteknology or its other distributors from supplying Original Components to manufacturers of gaming machines for the purposes of installation in gaming machines outside the Territory provided that at all material times Spinteknology and its other distributors are not aware that those gaming machines are intended subsequently to be delivered to ultimate users in the Territory.

16. Spinteknology undertakes that if it engages in the business of manufacturing or distributing gaming machines which include Original Components, the Distributor's exclusive rights of distribution under this Agreement will extend to any of those gaming machines in the Territory, to the intent and with the effect that Spinteknology will not market any of those gaming machines for installation in the Territory except through the Distributor.

17. The prices chargeable by Spinteknology to the Distributor for each item of the Products will be Spinteknology's direct cost of manufacture plus US$50. Any price change due to change in the direct cost of manufacture will only apply to orders placed by Distributor after it is notified in writing by Spinteknology of the price change.

18. The Distributor may establish, and may vary from time to time, the prices at which it sells the Products to its customers.

19.      The  Distributor   must  not  without  the  prior  written  consent  of
         Spinteknology-.-

     19.1.     sell any Products outside the Territory; or

     19.2. sell any Products within the Territory with knowledge that they are intended by the purchaser for use or distribution outside the Territory. The Distributor will, as far as reasonably practicable, obtain from purchasers at the point of sale a representation as to where the Products are intended to be used by those purchasers.

20. Spinteknology will from time to time at no cost to the Distributor supply to the Distributor at its place of business reasonable
          quantities  (as  required  by  the  Distributor)  of   Spinteknology's
          advertising and selling literature, samples, displays, drawings, engineering or other product data, but not including source codes or manufacturing specifications, ("Selling Aids") as designed and made available by Spinteknology for the purposes of assisting the Distributor in the sale of the Products.

21. The Distributor will use its best endeavours and judgment in utilising the Selling Aids as effectively as reasonably practicable in the ordinary course of its business, and will not knowingly be wasteful of the Selling Aids.

22. Spinteknology will provide the Distributor with reasonable access to Spinteknology's personnel for technical and sales assistance by telephone, facsimile or other electronic means of communication. Any assistance requested by the Distributor which cannot be provided by telephone, facsimile or other electronic means of communication will be provided by Spinteknology to the Distributor by sending personnel to sites nominated by the Distributor on condition that the Distributor reimburses Spinteknology for salaries, fringe benefits, travel, lodging and meal expenses incurred by Spinteknology in respect of its relevant personnel allocated to the provision, and for the duration, of the assistance. Spinteknology may require from the Distributor advance deposits of expenses which are reasonably estimated to exceed US$5,000, and will determine the schedule for on-site assistance.

23.       Spinteknology undertakes that it will: -

     23.1. provide the Distributor with documents and particulars of all inquiries received by Spinteknology from within the Territory in respect of Products;

     23.2. provide the Distributor with copies of any acknowledgments given or made by Spinteknology in respect of inquiries for the Products from within the Territory;

     23.3. provide to the Distributor sales, product and technical information (not including source codes or manufacturing specifications), and any estimates, specifications and proposals, which may be advantageous to the Distributor for the purposes of dealing with inquiries from within the Territory.

24. Spinteknology will assign to Distributor the benefit of all warranties to which Spinteknology is entitled as against the suppliers or submanufacturers of, or with respect to, the Products or any components of the Products.

25. The Distributor has the right to assign to its customers the benefit of any warranties which are assigned by Spinteknology to the Distributor with respect to the Products or any components of the Products in accordance with clause 24.

26. Spinteknology has sole responsibility for the design, development, supply, production and performance of Products and the protection of its trade name or names.

27. The obligation of Spinteknology to effect shipments of Products to the Distributor:-

     27.1. is contingent on Spinteknology approving any order or contract submitted by the Distributor; and

     27.2. is subject to the effect of strikes, accidents, embargos or any natural or unnatural cause, beyond the control of Spinteknology.

28. Spinteknology will cause Products to be shipped to the Distributor to be available at an agreed point of departure in the country of manufacture F.O.B.

29. The Distributor is responsible for the shipment of Products from the country of manufacture to the Distributor's customers or to the Distributor, as the case may be.

30.       The Distributor undertakes:-

     30.1. that it will not without the written authority of Spinteknology commit Spinteknology to any obligation or liability;

     30.2. that it will not use Spinteknology's name or the name Spintek in any way not specifically authorised by this Agreement;

     30.3.     that it will  use its  best  endeavours  to  promote  the sale of
               Products  in  the  Territory  in  the  mutual   interest  of  the
               Distributor and Spinteknology;

     30.4. that it will not advertise or promote the sale of competitive items more actively than it promotes the sale of Products if permission is granted to distribute competitive items;

     30.5. that it will effect full liability insurance on all motor vehicles, trucks or other transportation or conveyance equipment used by the Distributor for the purposes of carrying its business into effect, and will indemnify Spinteknology in respect of the consequences of any of the risks covered by that insurance (or that would have been covered if that insurance had been obtained or if the insurance had no exclusion for deductible amounts or coverage limitation);

     30.6. that it will maintain reasonably adequate installation and repair capabilities, including the availability of personnel:-

          30.6.1.   to install Retrofit Devices at the customer's location;

          30.6.2.   to supervise installation by the customer's technicians;

          30.6.3. to train the customer's personnel in the routine operation and service of the Products;


          30.6.4. to carry out installations and repairs in accordance with Spinteknology's instruction manuals and technical directives from time to time;

          30.6.5. to supply replacement parts and replacement units from inventory purchased from Spinteknology or manufactured in accordance with Spinteknology's technical and design requirements to preserve the performance characteristics of the Products;

          30.6.6. to maintain the capability of testing the Products to detect defective components and to replace components which are replaceable

     30.7 that it will determine its own rate of charges for installation, repair, training and other services to customers and make no charge to Spinteknology for the testing of components to determine warranty liability;

     30.8      that it will bear its own costs and  expenses  incidental  to the operation of its own distribution business as an independent contractor including, but not limited to, rent, supplies, technical and clerical assistance employees, sales personnel, wages, salaries and commissions, telephone costs, licences, insurances and the like;

     30.9 that it will not make any representations or give any guarantees on behalf of Spinteknology;

     30.10 that it will not endorse any Spinteknology cheques or commercial papers or conduct any bank accounts in the name of Spinteknology;

     30.11 that it will obtain and keep on foot any necessary permits or licences for the importation of Products into the Territory and to its customer's locations;

     30.12 that it will comply with any regulations and obtain any approvals which may be appropriate to the incorporation of Products into gaming machines of customers of the Distributor;

     30.13 that it will indemnify Spinteknology in respect of any claims arising from the importation of any Products by the Distributor in violation of import restrictions or the failure to pay any customs charges or taxes and the consequences of any failure by the Distributor to cause the Products sold by the Distributor to be approved by any appropriate authorities for incorporation into gaming machines of the Distributor's customers.

31.       Spinteknology undertakes to the Distributor:-

     31.1. that it is has no right or authority to commit the Distributor in any way whatever to any liability without the prior written consent of the Distributor, or to use the Distributor's name in any way not specifically authorised by this Agreement (but nothing in this agreement limits Spinteknology's right to use the names "Spintek" or "Spinteknology" as it may choose without prejudicing the rights of Distributor under this agreement);

     31.2.     that it will  strive  diligently  to  maintain  and  enhance  the reputation, usefulness and acceptance of the Products and services connected with the Products, and provide reasonable assistance to the Distributor in promoting the sale of the Products in the Territory.

32. This Agreement is to be construed, and all disputes arising under it are to be resolved, according to the laws of the Commonwealth of Australia and the State of South Australia.

33. If any provision of this Agreement offends any laws within or outside Australia and which are applicable to this Agreement, the offending provision is to be severed from the balance of the Agreement which will remain in full force and effect.

34. This Agreement may be terminated by Spinteknology or the Distributor by notice in writing to the other party in the event of the other party being wound up or being subjected to any form of administration in insolvency.

35. The failure of either party to enforce at anytime, or for any period, the provisions of this Agreement will not be construed as a waiver of any provision or of a right of that party at any subsequent time to enforce any provision of this Agreement.

36.       Any notice  required to be given under this  Agreement may be given by
          confirmed   facsimile   transmission   as  follows:-  .  36.1.  if  to
          Spinteknology: telecopier number 17022638953;

     36.2.     if to the Distributor: facsimile number 61884317033;

37. Written notice may otherwise be given by prepaid post addressed as follows:

     37.1. if to Spinteknology: 90 I Grier Drive, Suite B, Las Vagas Nevada 89119 United States of America;

     37.2.     if to the Distributor:  120A The Parade, Norwood, South Australia
               5067.

38. Either party may by 3 days notice in writing to the other party notify the other party of any change to its number or address for the service of notices.

39. All disputes under this agreement not resolved by negotiation will be subject to binding arbitration on the written request of one party to the other as the sole method of resolution. Arbitration will be conducted in London, United Kingdom, in the English language under the then current commercial arbitration rules of the American Arbitration Association. Judgment on an arbitration award, which may include an award of damages, may be enforced in any court of competent jurisdiction.

40. Spinteknology and the Distributor will each bear their own costs of and incidental to the preparation and execution of this Agreement.

EXECUTED as an Agreement.

SIGNED FOR AND ON BEHALF of
SPINTEKNOLOGY INC
in the presence of
/s/ GARY L. COULTER, President
------------------------------

SIGNED ON BEHALF of
SPINTEK GAMING
PTY LTDACN 081 131 026
in the presence of
/s/ GRAHM HOOPER
----------------

EXHIBIT 10.3
                                CORPORATIONS LAW
                           A Company Limited by Shares
                            MEMORANDUM OF ASSOCIATION
                                       of
                             SPINTEK GAMING PTY LTD

1        The name of the Company is SPINTEK GAMING PTY LTD ("the Company").

2        The liability of the members is limited.

3 The authorised capital of the Company is ten million dollars ($ 10,000,000) divided into ten million (10,000,000) shares of one dollar ($1.00) each.

     I, the person whose name, address and occupation is subscribed hereto, am desirous of being formed into a company in pursuance of this Memorandum of Association and I respectively agree to take the number of shares in the capital of the Company set opposite my name.

         Dated  20th December   1997

--------------------------------------------------------------------------------
NAME, ADDRESS & OCCUPATION      NO OF SHARES             SIGNATURE
OF SUBSCRIBER
--------------------------------------------------------------------------------
KINSALE DEVELOPMENT PTY LTD         1              THE COMMON SEAL OF
ACN 007 715 568                                    KINSALE DEVELOPMENT PTY LTD
of 118 GREENHILL ROAD                              ACN  007 715 568 is affixed
UNLEY SOUTH AUSTRALIA 5061
                                                   in the presence of
                                                   /s/ GRAHM HOOPER
                                                   ----------------
  (SEAL APPEARS HERE)                              Director

                                                   /s/ PETER HOBBS
                                                   ---------------
                                                   Director/Secretary

                                CORPORATIONS LAW
                          A Company Limited by Shares

                             ARTICLES OF ASSOCIATION
                                       of
                             SPINTEK GAMING PTY LTD

         1.       PRELIMINARY

          1.1 Definitions In these Articles, unless the context otherwise requires: "Auditor" means the auditor or auditors for the time being of the Company. "Board" means the Board of Directors of the Company provided that where there is only one Director, "Board" means that Director;

               "Business Day" means a day which is not a Saturday, Sunday or public holiday in the State;

               "Company" means this company whatever its name may be from time to time;

               "Director" means a director for the time being of the Company (including Alternate Director but not an Associate Director);

               "Dividend" means any distribution to Members in relation to shares as a dividend or interim dividend of any property (including, without limitation, money and paid up shares or other marketable securities of the Company or of any other body corporate) and includes any bonus;

               "Financial Year" means year ending on 30th June or such other reporting period (if any) which the Company lawfully substitutes for same under the Law;

               "Law" means the Corporations Law as it applies to the Company from time to time;

               "Member" or "shareholder" or "holder" means a person whose name is entered in the Register as the holder of a share;

               "Member's Liability" means, in respect of a Member:

                    (a) all money due and payable by the Member to the Company; and

                    (b) all money (whether payable or not) called or payable at a fixed time in respect of shares held by that Member; "Memorandum" means the Company's Memorandum of Association as altered from time to time;

               "Money Due" means, in respect of a call payment of the amount of which is not made on the day specified for its payment under
               Article 6.4, the amount of money payable in respect of that call plus, subject to Article 6.10:

                    (a) interest on that amount at the Prescribed Rate, from that day until payment is made; and

                    (b) all costs and expenses incurred by the Company as a consequence of payment not being made on that day;

               "Office" means the registered office from time to time of the Company;

               "paid up" includes credited as paid up;

               "Prescribed Rate" means, in respect of any particular Article in which that term is used, 10% per annum or any other rate prescribed by the Board from time to time in respect of that Article;

               "Register" means the register of members kept pursuant to the Law;

               "related body corporate" means any body corporate which is deemed to be related to the Company under the Law;

               "Secretary" means a person appointed as a secretary of the Company from time to time (including any person appointed to perform the duties of a secretary temporarily);

               "State" means the State of South Australia;

               "Transmission Event" means:

                    (a) in respect of a Member who is a natural person, the death or bankruptcy of the Member, or the Member becoming mentally infirm or becoming a person who is, or whose estate is, liable to be dealt with in any way under the laws relating to mental health; and

                    (b) in respect of a Member which is a body corporate, the dissolution of the Member or the succession by another body corporate to the assets and liabilities of the Member;

               "Voting Member" means in respect of any particular general meeting a Member entitled to be present at that general meeting, present in any of the ways set out in Article 13.1 and not disqualified from voting on all business to be considered at that meeting; and

               "Voting Share" means any issued share in the capital of the Company that confers a right to vote, not being a right to vote that is exercisable only in limited circumstances as described in the definition of "voting share" in section 9 of the Law.

          1.2  Interpretation

               In these Articles, unless the context otherwise requires:

                    (a) a reference to any legislation or legislative provision includes any statutory modification or re-enactment of, or legislative provision substituted for, and any statutory instrument issued under, that legislation or legislative provision;

                    (b) the singular includes the plural and vice versa;

                    (c) a word denoting, an individual or person includes a body corporate, firm, association, authority or government and vice versa;

                    (d) a word denoting, any gender includes all genders;

                    (e) a reference to an Article is to an article of these Articles;

                    (f) a reference to any agreement or document is to that agreement or document (and, where applicable, any of its provisions) as amended, novated, supplemented or replaced from time to time;

                    (g) an expression defined in, or given a meaning for the purposes of, the Law (except if defined in Article 1.1) has the same definition or meaning in these Articles where it relates to the same matters for which it is defined, or given a meaning, in the Law;

                    (h) a reference to a person is also to the legal personal representative of that person;

                    (i) a reference to a matter being written includes that matter being in any mode of representing or reproducing words, figures or symbols in written form;

                    (j) where an expression is defined, another part of speech or grammatical form of that expression has a corresponding meaning;

                    (k)  a  reference  to  power  is  also  to   authority   and
                    discretion;

                    (l) headings are for convenience of reference only and do not affect interpretation;

                    (m) the regulations contained in Table A in Schedule 1 to the Law do not apply to the Company.

         2.   PROPRIETARY COMPANY

          2.1  The Company may have one or more Members.

          2.2 The Company is a proprietary company limited by shares and accordingly:

                    (a) the number of its Members (counting joint holders of a particular parcel of shares as one person, and not counting any person who is an employee of the Company or of a subsidiary of the Company or any person who was an employee of the Company or of a subsidiary of the Company when that person became a member of the Company) is limited to not more than 50; and

                    (b) the Company must not engage in any activity that would require the lodgement of a prospectus under Part 7.12 of the Law or a corresponding law (save that the foregoing does not apply to an offer of shares to existing Members of the Company or employees of the Company or a subsidiary of the Company).

     3.   SHARES

          3.1 Without prejudice to any special rights previously conferred on the holders of any existing shares or class of shares but subject to the Law, shares in the Company (whether forming part of the original capital or created on any increase in capital) shall be under the control of the Board who may allot, issue or grant rights or options in respect of, or otherwise dispose of, shares to such persons, for such price, upon such conditions,. at such times and with such preferred, deferred or other special rights. privileges or restrictions, whether with regard to dividends, voting, return of capital, payment of calls or other-wise and at a premium or at par or at a discount as the Board determines provided that where any shares of a class are proposed to be allotted or issued then such shares shall be first offered to the existing holders of shares of the same class in proportion, as nearly as the circumstances admit, to the number of the existing shares of the same class of which they are the registered holders. The offer shall be made by notice specifying the number of shares offered and limiting a time within which the offer, if not accepted, will be deemed to be declined and may notify the offerees that any offeree who wishes to take shares in excess of this proportion should in his reply state how many excess shares he wishes to take. If any offeree does not claim his due proportion, the unclaimed shares shall be used for or towards satisfying those claims for excess shares as are made (if at all) by other offerees. If any of the excess shares shall not be so claimed, the Board may dispose of those shares in such manner as they think most beneficial to the Company. The Board may likewise so dispose of any shares which (by reason of the ratio which the shares bear to shares held by persons entitled to an offer of new shares) cannot, in the opinion of the Board, be conveniently offered under this Article.

          3.2 The Board shall have the right to settle the manner in which fractions of a share, however arising, are to be dealt with.

          3.3 Subject to the Law, the Company may issue any preference shares that are, or at the option of the Company are to be, liable to be redeemed.

          3.4 Where a share is allotted on terms that all or any of the issue price of that share is payable by instalments, each of those instalments must be paid when due by the person who is at that time the holder of that share.

          3.5 Where the Company receives an application for shares signed by or on behalf of the applicant and the Company allots shares to the applicant as a consequence, the application is to be treated as:

                    (a) an agreement by the applicant to accept those shares;

                    (b) a request by the applicant for the Company to place the applicant's name in the register in respect of those shares; and

                    (c) an agreement by the applicant that the applicant is bound by the Memorandum and these Articles.

          3.6
                    (a) The Company may exercise the power to pay commission or brokerage conferred by section 204 of the Law in consideration of a person subscribing or agreeing to subscribe for shares in the Company, or procuring or agreeing to procure subscriptions for shares in the Company.

                    (b) The commission or brokerage may be satisfied by the payment of cash or by the allotment of fully or partly paid shares or other securities or partly by the payment of cash and partly by the allotment of fully or partly paid shares or other securities.

         4.     CERTIFICATES

          4.1 A Member is entitled without payment to receive a certificate in respect of the shares registered in the Member's name but, in respect of a share or shares held jointly by several persons, the Company is not bound to issue more than one certificate. Likewise, the Company shall issue certificates to the holders of options.

          4.2 Where several persons are jointly entitled to any share, in the absence of any express direction from them to the contrary, the Company shall enter their names as members in the Register in the order in which their names appear on the application for shares or the instrument or other evidence of transfer or the notice of death or bankruptcy given to the Company to establish their entitlement to the share provided that nothing in this Article shall prevent the Company from differentiating between the joint holders of any share in any respect as provided for in these Articles.

          4.3 Delivery of a certificate for a share shall be effected by delivering it personally to the holder or by posting it in a prepaid envelope addressed to the holder at the holder's registered address or by delivering or posting the certificate in accordance with the written instruction of the holder. Delivery of a certificate for a share to one of several joint holders is sufficient delivery to all of them.

          4.4 The Board may determine the number of shares to be issued in any one certificate.

          4.5 Every certificate for shares shall be issued in accordance with the Law.

          4.6 In the event that a certificate is stolen. lost or destroyed, upon application to the Company by the holder thereof in accordance with section 1089 of the Law and payment of such fee as the Board requires. the Board shall, subject to that section, issue a replacement certificate.

          4.7 In the event that a certificate for shares previously issued has been worn out or defaced and has been surrendered to the Company for cancellation. and such fee as the Board requires has been paid, the Company shall cancel the certificate and issue a replacement certificate.


      5.       REGISTERS

          5.1  Joint Holders

               If two or more persons are the holders of a share, that one of those persons whose name first appears in the Register in respect of that share is to be treated as the sole owner of the share in relation to all matters concerning the Company (including the giving of notice) but not as concerns the transfer of the share, right to vote, receipt of Dividends, delivery of certificates and the liability for instalments or calls.

          5.2  Trusts

                    (a) Except as required by law or otherwise required by these Articles, the Company must treat the person whose name is entered in the Register in respect of a share as the absolute owner of that share and is not bound to recognise (whether or not it has notice):

               (i) that a person holds any share on trust; or

               (ii) any equitable, contingent, future or partial interest in, or unit of any share.

                    (b) Shares held by a trustee, may, with the consent of the Board, be marked in the Register in such a way as to identify them as being held subject to the relevant trust, but nothing in this Article 5.2(b) limits the operation of
                    Article 5.2(a).

            5.3     Register Closure

                    Subject to the Law, the Register and the transfer books may be closed at any time and for any period the Board determines.


         6.       CALLS ON SHARES

          6.1 In accordance with the terms of issue of a share, the Board may make calls on a Member in respect of any or all money unpaid on the share held by him (whether in respect of nominal value of the share or by way of premium) unless and to the extent that the terms of issue of the share make that money payable at fixed times.

          6.2  The Board may do either or both of the following:

                    (a) make a call payable by instalments; and

                    (b) revoke or postpone any call.

          6.3 Each call is treated as having been made at the time the Board resolves to make the call.

          6.4 A Member subject to a call must pay the amount in respect of the call at the time and place specified in a notice given by the Company to the Member which was given not less than 10 Business Days before the time specified in it for payment of the call.

          6.5 In addition to all other remedies of the Company, for as long as the amount in respect of a call is due and payable and not paid, the Member, in respect of any share held by the Member, is not entitled to receive any Dividend, or be present at, be counted among the quorum for, or vote, whether in person or by proxy, attorney or representative, at a general meeting of the Company.

          6.6 The joint holders of a share are jointly and severally liable to pay any calls made in respect of the share.

          6.7 The Board may make arrangements on the issue of shares for a difference between the holders of those shares in the amount of and times for payment of calls in respect of those shares.

          6.8 If the terms of issue of a share provide for any amount (whether in respect of nominal value or by way of premium and including without limitation, any instalment) to be payable at a fixed time:

                    (a) that amount is payable at that time as if a call had been duly made in respect of it under Articles 6.1 to 6.4 specifying that time as the time for payment of a call for that amount; and

                    (b) all the other provisions of these Articles in respect of calls apply mutatis mutandis on that basis and "call" in these Articles is to be interpreted accordingly.

          6.9 If an amount payable in respect of a call is not paid on or before the day specified for its payment, the person from whom that amount is due must pay the Money Due in respect of that call.

          6.10 The Board may waive the payment of all or any part of the Money Due in respect of a call which relates to interest costs and expenses.

          6.11 If on the trial or hearing, of an action for the recovery of the Money Due for call it is proved that:

                    (a) the resolution of the Board making the call is duly recorded in the books of the Company;

                    (b) the Member sued is entered in the Register as a holder of the share in respect of which the call was made; and

                    (c) notice of the call was given to that Member in accordance with these Articles, proof of those matters is sufficient and conclusive proof of the debt without it being necessary to prove any other matter (including, without limitation, the appointment of the Directors).

          6.12  The Board may:

                    (a) accept from a Member a sum representing all or a part of any amount unpaid in respect of a share although no part of that amount is then the subject of a call;

                    (b) authorise the payment by the Company of interest on any sum so accepted, until that sum becomes payable at any rate (not exceeding the Prescribed Rate) agreed between the Board and the Member; and

                    (c) except where otherwise agreed between the Member and the Company, repay the sum or any part of it,

                    but that sum does not by its being paid and accepted confer any right to participate in profits and must not be considered in ascertaining the amounts of Dividend or surplus in winding up or distribution attributable to that share.

         7.       FORFEITURE OF SHARES

          7.1 If an amount payable in respect of a call is not paid on or before the day specified for its payment, the Board may at any time until the amount (including interest and costs and expenses incurred by the Company by reason of the non-payment) is paid, give the relevant Member a notice which:

                    (a) requires the Member to pay the Money Due;

                    (b) specifies a date (which is at least 10 Business Days after the date of the notice) by which and a place at which payment of the Money Due must be made; and

                    (c) states that if payment is not made on or before the date and at the place specified, the share to which the call relates is liable to be forfeited.

          7.2 If the requirements of a notice given under Article 7.1 are not satisfied, the share in respect of which the notice was given may, at any time before the payment required by the notice has been made, be forfeited by the Board by resolution to that effect.

          7.3 Forfeiture of a share under Article 7.2 includes all Dividends declared in respect of the forfeited share but not actually paid before forfeiture.

          7.4 Where a share is forfeited under Article 7.2, the Company must promptly give notice of the forfeiture to the Member holding the share immediately before the resolution of the Board for its forfeiture was passed, and the forfeiture (together with its date) must be promptly entered in the Register.

          7.5 A share forfeited under Article 7.2 immediately becomes the property of the Company and the Board may sell, re-allot or otherwise dispose of the share in such manner as the Board thinks fit, and in the case of re-allotment, with or without any amount paid up on the share by any former holder being credited as paid up.

          7.6 The forfeiture of a share under Article 7.2 may be cancelled by the Board on any terms and conditions it determines at any time before the share is disposed of under Article 7.5.

          7.7 Where the Board is entitled to forfeit a share under Article 7.2, it may accept the surrender of that share on any terms and conditions it determines and a share so surrendered may be disposed of in the same way as a share forfeited under Article 7.2.

          7.8  A person who held a share which has been forfeited  under Article
               7.2 ceases to be a Member in respect of the forfeited share, but remains liable to pay to the Company the Money Due and this liability only ceases when the Company receives payment of all the Money Due.

          7.9 The Board may elect not to enforce payment, in whole or in part, of amounts owing to the Company under Article 7.8.

          7.10 A written statement declaring that the person making the statement is a Director or Secretary and that a share was forfeited on a date specified in the statement in accordance with these Articles is sufficient evidence of the facts set out in the statement as against all persons claiming to be entitled to the share and of the title of the Company to dispose of the share.

          7.11 The Company may effect a transfer in respect of a share forfeited under Article 7.2 in favour of a person to whom it is sold, re-allotted or disposed of and receive the consideration furnished for that share and register the transferee as the holder of the share.

          7.12 The net proceeds of any sale, re-allotment or disposal of a share under Article 7.5 or Article 7.7 (after payment of all costs and expenses incurred) must be applied in or towards payment or satisfaction of the Money Due and any residue must be paid to the person liable referred to in Article 7.8 or as that person directs.

          7.13 Once a transfer under Article 7.11 has been effected, the title of the transferee is not affected by any irregularity or invalidity relating to the forfeiture or the sale, re-allotment or disposal of the share and the remedy of any person is solely in damages and only against the Company.

      8.       LIEN

          8.1 The Company has a first and paramount lien on each share for all money (whether presently payable or not) called or payable at a fixed time in respect of that share.

          8.2 The Company has, in addition to the lien described in Article 8.1, a first and paramount hen on each share registered in a Members name in respect of all money owed to the Company by the Member (including money payable by reason of Article 8.3).

          8.3 Where at any time the law of any jurisdiction imposes or purports to impose any immediate, future or possible liability on the Company, or empowers or purports to empower any person to require the Company to make any payment, on account of a Member or referable to a share held by that Member (whether alone or jointly) or a Dividend declared in respect of a share held by that Member, the Company:

                    (a) is fully indemnified by that Member from that liability;

                    (b) may recover as a debt due from the Member the amount of that liability together with interest at the Prescribed Rate from the date of payment by the Company (if the payment is made) to the date of repayment by the Member; and

                    (c) may refuse to register a transfer of any share by that Member until the amount of the Member's Liability has been paid to the Company, and nothing in this Article in any way prejudices or affects any right or remedy which the Company may otherwise have (including, without limitation, any right of set off).

          8.4 The liens described in Articles 8.1 and 8.2 extend to all Dividends (if any) payable in respect of the share and to the proceeds of sale of the share.

          8.5 The Board may, at any time, exempt a share from the provisions of Articles 8.1and 8.2 to the extent and on any terms and conditions that it determines.

     `    8.6  Where:

                    (a) the Company has a lien on a share;

                    (b) the sum in respect of which the lien exists is presently payable;

                    (c) the Company has given notice to the Member registered in the respect of the share requiring payment of the amount which is presently payable in respect of which the lien exists, and specifying a date (which is at least 10 Business Days after the date of the notice) by which and a place at which payment of the amount must be made; and

                    (d) the requirements of the notice given under Article 8.6(c) are not fulfilled,

                    the Company may sell the share as if it had been forfeited under Article 7.2 and the provisions of Articles 7.5 to 7.13 inclusive apply as if the Member's Liability were the Money Due.



         9.       SHARE CAPITAL AND VARIATION OF RIGHTS

          9.1  Authorised Capital

               The authorised capital of the Company is ten million dollars ($10,000,000) divided into ten million (10,000,000) shares of one dollar ($1.00) each.

          9.2  Alteration of Capital

               The Company may from time to time by ordinary resolution in general meeting, do any or all of the following:

                    (a) increase its share capital by the creation of new shares of such amount as it thinks expedient;

                    (b) consolidate and divide all or any of its share capital into shares of a larger amount than its existing shares;

                    (c) sub-divide all or any of its shares into shares of a smaller amount than its existing shares but so that, in the sub-division, the proportion between the amount paid and the amount (if any) unpaid on each share of a smaller amount is the same as was the case of the share from which the share of a smaller amount is derived; and

                    (d) cancel shares that, at the date of passing the resolution, have not been taken or agreed to be taken by any person or that have been forfeited and reduce the amount of its share capital by the amount of the shares so cancelled.

          9.3  Additional Rights

               Where shares are consolidated and divided under Article 9.2(b) or subdivided under Article 9.2(c), the Company may by special resolution determine that, as between the shares resulting therefrom, one or more of those shares has some preference or special advantage as regards dividends, capital, voting or otherwise over or compared with one or more others.

          9.4  Reduction of Capital

               Subject to the Law, the Company may, by special resolution, reduce its share capital, any capital redemption reserve or any share premium account in any way.

          9.5  Buy-back Authorisation

               Subject to the Law the Company may buy shares and other securities in itself on such terms and at such times as determined by the Directors.

          9.6  Variation of Rights

               If at any time the issued shares are divided into different classes. the rights attached to any class of shares (unless the terms of issue of that class otherwise provide) may, whether or not the Company is being wound up, be varied with either the consent in writing of the holders of 75% of the issued shares of that class, or the sanction of a special resolution passed at a separate meeting of the holders of shares of that class, and. for the purposes of this Article, the following provisions apply:

                    (a) in relation to any separate meeting, of the holders of shares in a class, the provisions of these Articles which relate to general meetings apply as far as they are capable of application and changed as necessary except that any holder of shares of that class present in person or by proxy, attorney or representative may demand a poll; and

                    (b) the rights conferred upon the holders of the shares of any class shall, unless otherwise expressly provided by the terms of issue of the shares of that class, be deemed not to be varied by the creation or issue of further shares ranking equally with the first-mentioned shares.

         10.      TRANSFER OF SHARES

          10.1 Instrument of Transfer

               Subject to these Articles, a Member may transfer all or any of the Member's shares by instrument in writing in registrable form or, subject to the Law, by any other means the Board approves.

          10.2 Proper Instrument

               A transfer may only be registered by the Company where an instrument satisfying Article 10.1 is delivered to the Company and the instrument:

                    (a) is duly stamped, if necessary;

                    (b) is executed by the transferor and the transferee, except where execution by either transferor or transferee is not required by law or is deemed by law to be effected;

                    (c) (except where otherwise permitted by law), is accompanied by the certificate for the shares the subject of the transfer together with any other evidence the Board may require to prove the title or right of the transferor to transfer the shares; and

                    (d) relates only to shares of one class.

          10.3 Transferor remains Member

               The transferor of a share remains the holder of that share until the transfer is registered and the name of the transferee is entered in the Register in respect of that share.

          10.4 Retention of Instruments

               On an instrument of transfer or a purported instrument of transfer being delivered to the Company, property to and title in that instrument (but not the shares the subject of it) pass to the Company which is entitled as against all persons to the possession of the instrument.

          10.5 Powers of Attorney

               Where a power of attorney granted by a Member is lodged with, or produced or exhibited to, the Company and that power of attorney confers power on the attorney to transfer any or all of the Member's shares, the Company is entitled to assume, as against the Member, that the power remains in full force and effect and may be relied on by the Company until the Company receives express notice in writing at its registered office of either:

                    (a) the revocation of the power of attorney; or

                    (b) the death of the Member.

          10.6 Restrictions on Transfer

               Subject to any other restrictions agreed by the shareholders and the Company, the following provisions apply in respect of the transfer of shares:

                    (a) In every case of a proposed transfer of shares ("relevant shares") the person proposing to transfer the relevant shares ("proposing transferor") must give notice in writing ("transfer notice") to the Company that the proposing transferor desires to transfer the relevant shares. The notice must specify the sum the proposing transferor fixes as the fair value and will constitute the Company as the proposing transferor's agent for the sale of the relevant shares at the price so fixed or at the option of the purchasing Member at the fair value to be determined by an Accountant in accordance with Article 10.6(c). A transfer notice which includes several shares operates as if it was a separate notice in respect of each share. A transfer notice is not revocable except with the approval of the Board.

                    (b) If the Company, within 3 calendar months from the date of receipt by the Company of a transfer notice, finds a Member willing to purchase all of the relevant shares ("purchasing Member") and gives notice to that effect to the proposing transferor, the proposing transferor will be bound on payment of the fair value fixed in accordance with
                    Article 10.6(a) or Article 10.6(c) to transfer the relevant shares to the purchasing Member.

                    (c) In case any difference arises between the proposing transferor and the purchasing Member as to the fair value of a share then an Accountant to be nominated by the Company on the application of either party will certify in writing the sum which in the Accountant's opinion is the fair value and that sum will be deemed to be the fair value and in so certifying the Accountant will act as an expert and not as arbitrator and accordingly the Commercial Arbitration Act, 1 986 will not apply.

                    (d) If in any case the proposing transferor, after having become bound, makes default in transferring the relevant shares the Company may receive the purchase money and will cause the name of the purchasing Member to be entered in the Register as the holder of the shares and will hold the purchase money in trust for the proposing transferor subject to the Company's receipt of the certificate for the relevant shares. The receipt of the Company for the purchase money will be a good discharge to the purchasing Member and after the purchasing Member's name has been entered in the Register the validity of the transaction cannot be questioned by any person.

                    (e) If the Company does not, within 3 calendar months after being served with a transfer notice, find a Member willing to purchase all of the relevant shares and give notice to the proposing transferor, the proposing transferor may at any time within 3 calendar months afterwards sell and transfer the relevant shares to any person approved by the Board at any price.

                    (f) In spite of anything to the  contrary  contained in this
                    Article 10.6, the shares specified in any transfer notice given to the Company must be offered in the first place to the registered holders of shares of the same class (other than to the proposing transferor) and, except as later provided, as nearly as may be in proportion to the existing shares of that class of which they are the registered holders respectively, and the offer must in each case limit the time within which the offer, if not accepted, will be deemed to be declined and may notify the registered holders of shares of the same class (except the proposing transferor) that any registered holder of shares of that class who wishes to take shares in excess of that holder's proportion should in the reply state how many excess shares the holder wishes to take. If any of the registered holders of shares of that class does not claim that holder's due proportion, the unclaimed shares will be used for or towards satisfying those claims for excess shares as are made (if at all) by other registered holders of share of that class. If any shares are not capable without fractions of being offered to the registered holders of shares of that class in proportion to their existing holdings the shares will be offered to the registered holders in the manner determined by lots to be drawn by or under the direction of the Board. In the event that the registered holders of shares of that class do not claim any of the shares of the same class offered to them, the excess shares of that class will be offered in the second place to the registered holders of the other classes of shares (other than the proposing transferor) and the provisions of this Article 10 relating to the offer in the first place to the registered holders of shares of the one class will apply mutatis mutandis to the offer in the second place to the registered holders of shares of the other classes.

         11.      TRANSMISSION OF SHARES

          11. 1   Death of a Member

                    (a) In the case of the death of a Member, the only persons the Company will recognise as having any title to the Member's shares are:-

               (i) the personal representative of the deceased Member where the deceased was a sole holder; and

               (ii) the survivor or survivors where the deceased was a joint holder.

                    (b) Nothing contained in Article 11.1 (a) releases the estate of a deceased Member from any liability in respect of a share, whether that share was held by the deceased solely or jointly with other persons.

          11.2      Registration on Transmission

                    (a) A person who becomes entitled to a share as a consequence of the occurrence of a Transmission Event may, upon producing the certificate for the share and such other evidence as the Board may require to prove that person's entitlement, be registered as the holder of the share by signing and serving on the Company a notice in writing stating that election or may (subject to Article 10) transfer such share.

                    (b) Where two or more persons are jointly entitled to any share in consequence of a Transmission Event, they will, upon being registered as the holder of the share, be taken to be joint holders of the share.

        12.       GENERAL MEETINGS

          12.1 In addition to any other general meeting held by it, the Company may (but without being obliged so to do) hold a general meeting to be called the "Annual General Meeting" at least once in every calendar year. A general meeting other than an Annual General Meeting is to be called an "Extraordinary General Meeting".

          12.2 Any Director may whenever he thinks fit convene a general meeting of the Company and general meetings shall be convened on such requisition or in default may be convened by such requisitionists as provided by the Law.

          12.3 Subject to the provisions of the Law as to special resolutions and agreements to short notice of meetings, at least 14 days notice of a general meeting must be given to the persons entitled to receive that notice.

          12.4 A notice of a general meeting must specify (in addition to such matters as may be required by the Law):

                    (a) the place, day and time of the meeting; and

                    (b) the general nature of the business to be transacted at the meeting,

          12.5 The accidental omission to give notice of a general meeting to, or the nonreceipt of notice of a general meeting by, a person entitled to receive that notice does not invalidate any resolution passed at that general meeting.

          12.6 Where notice of a general meeting convened by the Board has been given, the Board may by notice given to all persons entitled to be given notice of the general meeting, postpone or cancel the general meeting or relocate the general meeting, to a new venue.

          12.7 Except as otherwise provided by these Articles, the chairman of a -general meeting at which a quorum is present:

                    (a) may with the consent of the meeting by ordinary resolution; and

                    (b) must, if so directed by the meeting by ordinary resolution, adjourn the meeting from time to time and from place to place.

          12.8 The only business which may be transacted at an adjourned general meeting is business which was left unfinished from the general meeting which was adjourned.

          12.9 No notice need be given of an adjourned general meeting or of the business to be transacted at it except if a general meeting is adjourned for more than 21 days, in which case, notice of the adjourned meeting must be given as if it were notice of the original meeting.

         13.      PROCEEDINGS AT GENERAL MEETINGS

          13.1 Representation of Members

               A Member may attend a general meeting at which he is entitled to be present, in any of the following ways (if applicable to the Member)

                    (a) in person;

                    (b) by proxy;

                    (c) by attorney; or

                    (d) by a representative appointed in respect of the general meeting under section 249(3) of the Law;

               provided that the Chairman of a general meeting, or his nominee may refuse to admit to the meeting, or may eject from the meeting any person:

                    (e) who is in possession (without the Chairman's express permission) of any recording or photographic device; or

                    (f) who behaves or threatens to behave in a disorderly manner or to disrupt the meeting, as determined in the Chairman's discretion.

          13.2  Quorum

                    (a) No business may be transacted at a general meeting unless a quorum is present at the time when the meeting proceeds to business.

                    (b) If the Company has two or more Voting Members, a quorum is present for a general meeting, where two natural persons. each of whom is or represents under Article 13.1(a), (b) or
                    (c) a different Voting Member, are present.

                    (c) If the Company has only one Member, the quorum is constituted by that Member.

          13.3  Failure of Quorum

               If a quorum is not present within 15 minutes of the time notified for a general meeting:

                    (a)  where  the  meeting   was   convened  by  reason  of  a
                    requisition of Members - the meeting is dissolved; and

                    (b) in any other case:

               (i) the meeting stands adjourned to the day, time and place that the Board may determine and notify to the Members or, if no determination is made, the same day in the next week at the same time and place; and

               (ii) at the adjourned meeting, if a quorum is not present within 15 minutes of the time notified for the meeting, the meeting is dissolved.

          13.4  Chairman

               While a person holds office as Chairman of Directors, that person shall preside as chairman at general meetings. During any absence or vacancy in that office, the person (if any) who holds office as Deputy Chairman of Directors shall preside as chairman at general meetings.

         13.5  Chairman Absent

               Where a general meeting is held and either no person specified in
               Article 13.4 is present within 15 minutes of the time notified for the meeting, or that person is present but is unwilling or unable to be the chairman of the general meeting,:

                    (a) the Directors present may elect one of their number to be the chairman of the general meeting; and

                    (b) if there is no Director present or those present at the meeting, are unable or unwilling to chair the general meeting, the Voting, Members present must elect one of their number to be the chairman of the general meeting.

          13.6 Responsibilities of Chairman

               The chairman of a general meeting is responsible for the general conduct of the meeting and for this purpose may, without limitation:

                    (a) make rulings;

                    (b) in addition to other powers to adjourn, adjourn the meeting without the concurrence of the meeting if he determines it is desirable for the orderly conduct of the meeting; and

                    (c)  determine   conclusively  any  dispute  concerning  the
                    admission, validity or rejection of a vote.

          13.7 Method of Voting

               Every resolution put to a vote at a general meeting must be determined by a show of hands unless a poll is properly demanded either before or on the declaration of the result of the vote on a show of hands.

          13.8 Demand for Poll

               In addition. to the provisions in this regard contained in the Law, a demand for a poll may be made by:

                    (a) the chairman of the general meeting; or

                    (b) any one or more natural persons present each of whom is, or represents under Articles 13.1(b), (c) or (d), a different Voting Member who are together entitled to at least 10% of the total voting rights of all the Members having the right to vote at the meeting; or

                    (c) any one or more natural persons present each of whom is, or represents under Articles 13.1(b), (c) or (d), a different Voting Member who together hold shares in the Company conferring a right to vote at the meeting, being shares on which an aggregate sum has been paid up equal to at least 10% of the total sum paid up on all the shares conferring that right.

          13.9 No Poll on Chairman

               A demand for a poll may not be made in respect of the election by the general meeting, of the chairman of the meeting.

          13.10 Effect of Demand for Poll

               The demand for a poll does not prevent the continuance of a general meeting for the transaction of any business except in respect of the resolution for which the poll is demanded.

          13.11  Votes on Show of Hands

               Where a resolution is determined by show of hands:

                    (a) a declaration by the chairman of the general meeting that the resolution has been carried, carried unanimously, carried without dissent, carried by a particular majority or lost is conclusive evidence of the fact so declared without proof of the number or proportion of votes cast for or against that resolution; and

                    (b) an entry in the book containing the minutes of that general meeting recording that declaration is conclusive evidence of the fact that the declaration was made as so recorded.

          13.12 Conduct of Poll

               If a poll is properly demanded for a resolution:

                    (a) if the resolution is for the adjournment of the general meeting, the poll must be taken immediately at the place and in the manner that the chairman of the meeting determines and declares to the meeting;

                    (b) in all other cases, the poll must be taken at the time and place and in the manner that the chairman of the general meeting determines and declares to the meeting;

                    (c) the result of the poll, as disclosed by the chairman of the general meeting at which the result is declared, is a resolution of the general meeting at which the poll is demanded; and

                    (d) an entry in the book containing the minutes of the general meeting at which the result is declared recording that declaration is conclusive evidence of the fact that the declaration was made as so recorded.

          13.13   Resolutions Determined by Majority

               Both on a show of hands and on a poll, an ordinary resolution is passed if the proportion that the number of votes cast in favour of that resolution bears to the total number of votes cast on the resolution is greater than one half.

          13.14    No Casting Vote of Chairman

               If there is an equality of votes, whether on a show of hands or on a poll, the chairman of the meeting will not have a second or casting vote, and the proposed resolution is to be taken as having been lost.

          13.15    Effect of Resolution Signed by All Members

                    (a) If the Company has more than one Member and all the Members of the Company have signed a document containing a statement that they are in favour of a prescribed resolution in terms set out in the document, a resolution in those terms shall be deemed to have been passed at a general meeting of the Company held on the day on which the document was signed and at the time at which the document was last signed by a Member or, if the Members signed the document on different days, on the day on which, and at the time at which, the document was last signed by a Member and where a document is so signed:

               (i) the Company shall be deemed to have held a general meeting at that time on that day; and

               (ii) the document shall be deemed to constitute a minute of that meeting.

                    (b) Paragraph (a) does not apply in relation to a document unless the document has been signed by each person who was a Member of the Company at the time when the document was last signed.

                    (c) For the purposes of this Article 13.15:

               (i) 2 or more separate documents containing statements in identical terms each of which is signed by 1 or more Members shall together be deemed to constitute 1 document containing a statement in those terms signed by those Members on the respective days on which they signed the separate documents; and

               (ii) a prescribed resolution is a resolution that is required or permitted by the Law or the Memorandum or these Articles to be passed at a (2eneral meeting of the Company and includes a resolution appointing an officer or auditor or approving of or agreeing to any act, matter or thing but does not include a resolution of which special notice is required or that is required to be passed by a majority other than a simple majority.

                    (d) Any document that is attached to a document signed as mentioned in paragraph (a) and is signed by the Member or Members who signed the last-mentioned document shall be deemed to have been laid before the Company at the general meeting referred to in that paragraph.

                    (e) Nothing in this Article 13.15 affects or limits any rule of law relating to the effectiveness of the assent of Members of a company given to a document, or to any act, matter or thing, otherwise than at a general meeting of the company.

          13.16    Resolution Where Company has Only One Member

               Notwithstanding, anything contained in these Articles to the contrary:

                    (a) If the Company has only one Member and the Member records the Member's decision to a particular effect, the recording of the decision counts as the passing by the Member of a resolution to that effect.

                    (b) A record made for the purposes of paragraph (a) must be made in writing and also has effect as minutes of the passing of the resolution

         14.      ENTITLEMENT TO ATTEND AND VOTE

          14.1     Entitlement to Notice and to Attend

               Subject to these Articles and any terms of issue of any share, each Member and each Director is entitled to notice of each general meeting, and to be present and to speak at that general meeting, and the Auditor (if any) must be given notice of each general meeting.

          14.2     Entitlement to Vote

               Subject to these Articles, the Law arid the terms of issue of any share:

                    (a) on a show of hands, each natural person present at a general meeting who is a Voting Member or a proxy, representative or attorney appointed by a Voting Member has one vote; and

                    (b) on a poll, each natural person present at a general meeting has a number of votes calculated as the aggregate of the following:

               (i) the number of fully paid shares held by the person;

               (ii) the number of fully paid shares in respect of which Voting Members holding those shares have appointed the person as proxy, representative or attorney;

               (iii) the aggregate (or if that is not a whole number, the next highest whole number) of the amounts calculated in respect of each partly paid share held by the person as the fraction of the total of the issue price (being nominal value and premium) of that share that is actually paid; and

               (iv) the aggregate (or if that it not a whole number, the next highest whole number) of the amounts calculated on the same basis as paragraph (iii) above in respect of each partly paid share in respect of which the Voting Member holding that share has appointed the person as proxy, representative or attorney.

          14.3     Vote of Transmittee

               A person entitled to transmission of a share under Article 11 who, at least 48 hours before the time notified for a general meeting (or an adjourned meeting), satisfies the Board of his right to that share, may vote at that general meeting in respect of that share as if the person were the registered holder of the share.

          14.4     Joint Holders' Votes

               Where a share is held by more than one person (including, for the
               purposes   of  this   Article,   the   several   legal   personal
               representatives of a deceased Member):

                    (a) each of those persons may tender a vote in respect of the share either in person or by proxy, representative or attorney, as if the person were the sole holder of the share; but

                    (b) if two or more of those persons tender a vote on any resolution, the only vote which is to be counted in respect of that share is the vote tendered by the most senior of those persons (seniority being conclusively ascertained by the order of names in respect of that share in the Register).

          14.5     Proxies, Attorneys and Representatives

                    (a) A proxy, attorney or representative may be, but need not be, a Member of the Company.

                    (b) A proxy, attorney or representative may be appointed for all general meetings, or for any number of general meetings, or for a particular general meeting

                    (c)  An  instrument   appointing  the  proxy,   attorney  or
                    representative, may be in any usual form or any other form that the Board approves.

                    (d)  Unless  otherwise   provided  in  the  instrument,   an
                    instrument appointing a proxy, attorney or representative will be taken to confer authority:-

               (i) to agree to a meeting being convened by shorter notice than is required by the Law or by these Articles;

               (ii) to agree to a resolution being proposed and passed as a special resolution at a meeting of which less than twenty-one
               (21) days notice has been given;

               (iii)  even   though  the   instrument   may  refer  to  specific
               resolutions and may direct the proxy, attorney or representative how to vote on those resolutions:-

               to vote on any amendment moved to the proposed resolutions and on any motion that the proposed resolutions not be put or any similar motion; and

               to vote on any procedural motion, including any motion to elect the chairman, to vacate the chair or to adjourn the meeting;

               (iv) to speak to any proposed resolution on which the proxy, attorney or representative may vote; and

               (v) to demand or join in demanding a poll on any resolution on which the proxy, attorney or representative may vote.

                    (e) A Member may not appoint more than one proxy, attorney or representative to vote in respect of the Member's shares.

                    (f) An appointment of a proxy, attorney or representative must be in writing and

               (i) in the case of a natural person, signed by the appointor,

               (ii) in the case of a body corporate, executed under the common seal of the appointor;

               (iii) signed by the duly authorised attorney of the appointor; or

               (iv) in the case of joint holders, be signed by all such holders

                    (g) An instrument of proxy which is valid and effective except that no appointee is specified in respect of the shares of the relevant Member is to be treated as validly appointing the chairman of the general meeting to which it relates in respect of all of the shares of that Member.

                    (h) Where a Member in a valid instrument appointing a proxy, representative or attorney directs the appointee to vote in a specified way in respect of a particular item of business at the relevant general meeting:

               (i) the appointee must cast or abstain from casting (as the case may be) a vote on that item of business; and

               (ii) the appointee must, on a poll, cast the votes as to which he has a direction by reason of the instrument in accordance with that direction,

               but, if in respect of any vote in respect of that item of business, the Member does not in the instrument indicate how the appointee is to cast that vote, the appointee may cast, or abstain from casting, that vote as the appointee determines.

                    (i) Any appointment of a proxy or attorney or representative is effective, in respect of a particular general meeting if, and only if, the following, instruments are actually received (which includes receipt of a copy of those instruments by legible facsimile transmission) by the Company at the Office (or another place notified by the Board) at least 24 hours before the time notified for that meeting, (or such lesser period as may be resolved by the Board):

               (i) in the case of a proxy, the instrument of proxy and. if it is executed by an attorneys the relevant power of attorney or an office copy or notarially certified copy of the power of attorney;

               (ii) in the case of an attorney, the power of attorney or an office copy or notarially certified copy of the power of attorney; and

               (iii)  in the  case  of a  representative,  a  certificate  under section 249(6) of the Law, or other evidence satisfactory to the Company.

                    (j) Where the Company has received an instrument of proxy in respect of a share from a Member the appointment made by that instrument is and remains valid and effective, except that where the Company subsequently receives:

               (i) a power of attorney or office copy or notarially certified copy of a power of attorney entitling the attorney to attend and vote at the meeting, the appointment is revoked;

               (ii) intimation in writing either of the revocation of the appointment under the instrument of proxy or of the death of the Member, the appointment is revoked; and

               (iii) another instrument of proxy from the Member in respect of that share, the instrument of proxy bearing the later date (or if the instruments bear the same date, the instrument later received by the Company) is an intimation in writing of the revocation of the appointment under the other instrument.

                    (k) If a Member is present at a general meeting in either of the ways specified in Articles 13.1(a) or (d), and a person appointed by that Member as proxy or attorney is also present at that meeting, that person is not entitled to exercise the rights conferred by the instrument of proxy or power of attorney while the Member is present.

          14.6     Ruling on Entitlements and Votes

                    (a) An objection may be raised with the chairman of a general meeting as to the qualification of a purported voter or the admission or rejection of a vote by any person present and entitled (or claiming to be entitled) to vote but that objection may be made only at the general meeting or adjourned meeting at which the purported voter wishes to vote or the vote objected to is given or tendered and, in relation to that objection:

               (i) the decision of the chairman is final and conclusive; and

               (ii) a vote not disallowed as a result is valid and effective for all purposes.

                    (b) This Article  applies to any  objection as to the use or
                    legibility   of  a  facsimile   transmission   copy  of  any
                    instrument referred to in Article 14.5(i).

                    (c) The Secretary, in his absolute discretion, may waive or reduce any period of time referred to in Articles 14.3 and 14.5(i).

         15.      DIRECTORS

          15.1     Number of Directors

                    (a) The number of the Directors shall be not less than one nor (subject to Article 15.1(b)) more than nine:

                    (b) The Company may from time to time by ordinary resolution increase or reduce the maximum number of Directors permitted under Article 15. l (a). :

          15.2     First Director or Directors

               The first Director or Directors (as the case may be) shall appointed by the subscriber or subscribers (as the case may be) to the Memorandum.

          15.3     No Retirement

               It shall not be necessary for the Directors or any of them to retire at an annual or other interval of time.

          15.4     Qualification of Directors

               A Director need not be a Member.

          15.5     Appointment of Director

               The Company may from time to time by ordinary resolution appoint an additional Director or Directors but so that the number of Directors does not at any time exceed the maximum number set under Article 15. 1 (a).

          15.6     Casual Vacancy

               The Board may at any time appoint any person as a Director to fill a casual vacancy or as an addition to the Board but so that the number of Directors does not any time exceed the maximum number set under Article 15.1(a) and any Director so appointed automatically retires at the next general meeting of the Company and is eligible for re-appointment by that general meeting (and if not re-appointed that retirement takes effect at the conclusion of that general meeting).

          15.7     Removal of Director

                    (a) The Company may (in addition to any powers conferred by the Law) by ordinary resolution remove a Director (other than an Alternate Director) and may also by ordinary resolution appoint a person as a replacement Director.

                    (b) Nothing in Article 15.7(a) deprives a person so removed of compensation or damages payable to such person in respect of the termination of the person's appointment as Director or of any appointment terminating with that as Director.

          15.8     Vacation of Office

               The  office of a  Director  automatically  becomes  vacant if the
               Director:

                    (a) becomes an insolvent under administration;

                    (b) is not permitted by the Law (or an order made under the Law) to be a Director;

                    (c) becomes of unsound mind or a person whose person or estate is liable to be dealt with in any way under a law relating to mental health;

                    (d) is removed as a Director under the Law or these Articles;

                    (e) either by himself or by an Alternate Director appointed by him fails to attend three consecutive Board meetings without leave of absence from the Board; or

                    (f) resigns or retires either by reason of these Articles or by notice in writing to the Company.

          15.9     If Only One Director

                    (a) If a person who is the only Director and the only Member of the Company:

               (i) dies; or

               (ii) cannot manage the Company because of the person's mental incapacity;

               and a personal representative or trustee is appointed to administer the person's estate or property, the personal representative or trustee may appoint a person as the director of the Company.

                    (b) If:

               (i) the office of the Director is vacated under Section 224(l)(c) of the Law because of the bankruptcy of the Director; and

               (ii) the person is the only Director and also the only Member of the Company; and

               (iii) a trustee in bankruptcy is appointed to the person's property;

               the trustee may appoint a person as the Director of the Company.

                    (c) A person who has a power of appointment under this Article15.9 may appoint himself or herself as Director. 16. DIRECTORS' REMUNERATION

          16.1 The Directors shall be paid by way of fees for services such remuneration as may be determined from time to time by the Company by ordinary resolution;

          16.2 All Directors' fees shall be deemed to accrue from day to day;

          16.3 The Directors may also be paid an allowance for travelling, and other expenses properly incurred by them in attending and returning from meetings of the Directors or any committee- of the Directors or general meetings of the Company or otherwise in connection with the exercise of their powers and the discharge of their duties or the business of the Company.

         17.      DIRECTORS' INTERESTS

          17.1 Section 231 of the Law does not apply to a Director of the Company who is the only Director of the Company and the only Member of the Company, and the following provisions of this
               Article 17 are to be read and applied subject thereto.

          17.2 No Director shall be disqualified by his office from contracting or entering into any arrangement with the Company either as vendor, purchaser or otherwise nor shall any such contract or arrangement entered into by or on behalf of the Company in which any Director shall be in any way interested be avoided nor shall any Director so contracting or entering into any arrangement or being so interested be liable to account to the Company for any profit realised by any such contract or arrangement by reason of such Director holding that office or of the fiduciary relationship thereby established but, subject always to Article
               17. 1, every Director shall observe the provisions of Section 231 of the Law relating to the declaration of the interests of the Directors in contracts or proposed contracts with the Company or of any office or property held by the Directors which might create duties or interests in conflict with their duties or interests as Directors.

          17.3 Subject to the provisions of the Law no Director shall be disqualified from voting in respect of any contract, arrangement or transaction in which he may be interested either directly or indirectly otherwise than as a shareholder of the Company and a Director interested as aforesaid is to be counted in a quorum notwithstanding his interest and a Director interested as aforesaid may (if authorised in that behalf in accordance with these Articles) affix the seal of the Company to and/or sign or countersign any document or instrument giving effect to or evidencing or in any way relating to any such contract, transaction or arrangement as aforesaid notwithstanding his interest provided that, subject always to Article 17.1. every such Director shall observe the provisions of Section 231 of the Law.

          17.4 A Director may hold any other office or place of profit under the Company (except that of Auditor) in conjunction with his office of Director and on such terms as to remuneration or otherwise as the Board shall approve. A Director may be or become a director of or hold any other office or place of profit under any company promoted by the Company or in which it may be interested whether as a vendor or shareholder or otherwise and no such Director shall be accountable for any benefits received as a director or member of or holder of any other office or place of profit under such company. The Board may exercise the voting powers conferred by the shares in any company held or owned by the Company in such manner in all respects as the Board thinks fit (including the exercise thereof in favour of any resolution appointing the Directors or any of them directors of such company or voting or providing for the payment of remuneration to the directors of such company) and any Director of the Company may vote in favour of the exercise of such voting rights in manner aforesaid notwithstanding that he may be or be about to be appointed a director of such other company and as such is or may become interested in the exercise of such voting rights in manner aforesaid.

               The Directors or any of them may lend money to the Company at interest with or without security or may for a commission or profit guarantee the repayment of any money borrowed by the Company and underwrite or guarantee the subscription of shares or securities of the Company or of any company in which the Company may be interested without being disqualified in respect of their or his office and without being liable to account to the Company for any such commission or profit.

        18.     ALTERNATE DIRECTORS

               Subject to these Articles and to the prior approval of the proposed appointee by a majority of the other Directors, each Director has power from time to time to appoint any person to act as an Alternate Director in the Director's place, whether for a stated period or periods or until the happening of a specified event or from time to time, whenever by absence or illness or otherwise the Director is unable to attend to duties as a
               Director. The appointment is to be in writing and signed by the Director and a copy of the appointment is to be given by the appointing Director to the Company by forwarding or delivering it to the Office. The appointment takes effect immediately upon receipt of the appointment at the Office. The following provisions apply to any Alternate Director:

          18.1 The Alternate Director may be removed or suspended from office upon receipt at the Office of written notice, letter, telex, facsimile transmission or other form of visible communication from the Director by whom the Alternate Director was appointed to the Company;

          18.2 The Alternate Director is entitled to receive notice of meetings of the Board and to attend and vote at the meetings if the Director by whom the Alternate Director was appointed is not present;

          18.3 The Alternate Director is entitled to exercise all the powers (except the power to appoint an Alternate Director) and perform all the duties of a Director, insofar as the Director by whom the Alternate Director was appointed had not exercised or performed them;

          18.4 Without prejudice to the right to reimbursement for expenses pursuant to Article 16.2, the Alternate Director is not, unless the Board otherwise determines, entitled to receive any remuneration as a Director from the Company;

          18.5 The office of the Alternate Director is vacated upon the death of, or vacation of office by the Director by whom the Alternate Director was appointed;

          18.6 The Alternate Director is not to be taken into account in determining the number of Directors pursuant to Article 15. 1; and

          18.7 The Alternate Director is, while acting as a Director, responsible to the Company for the Alternate Director's own acts and defaults and is not to be deemed to be the agent of the Director by whom the Alternate Director was appointed.

         19.      MANAGING DIRECTOR

          19.1 The Board may from time to time appoint one of the Directors to be the Managing Director either for a fixed term (but not for life) or without fixing a term and on any terms and conditions that it determines.

          19.2 The appointment of the Managing Director terminates if:

                    (a) the Managing Director ceases for any reason to be a Director; or

                    (b) the Board revokes the appointment (which it is hereby empowered to do).

          19.3 The Board may fix the remuneration of the Managing Director.

          19.4 The Board may, from time to time and upon any terms and conditions and subject to any restrictions that it considers appropriate:

                    (a) confer on the Managing Director any or all of the powers of the Board (which powers may be conferred so as to be concurrent with, or to the exclusion of, the powers of the Board); and

                    (b) withdraw or alter any of the powers conferred on the Managing Director under Article 19.4(a).

         20.      POWERS OF THE BOARD

          20.1 Except as otherwise required by the Law or any other applicable law or another provision of these Articles:

                    (a) the business of the Company is to be managed by the Board; and

                    (b) the Board may exercise each and every right, power or capacity of the Company, to the exclusion of the, Company in general meeting and the Members.

          20.2
                    (a) The Board by power of attorney may appoint any person to be an attorney of the Company for the purposes, with the powers (being powers of the Board), for the period and subject to the conditions determined by it.

                    (b) Any such power of attorney may, without limitation, contain any provisions for the protection and convenience of persons dealing with the attorney as the Board determines, and authorise the attorney to delegate any or all of the powers vested in him by it.

         21.      PROCEEDINGS OF THE BOARD

          21.1     Mode of Meeting,

               The Board may meet in person or by telephone or other instantaneous means of conferring for the dispatch of business (or by any combination of those means) and adjourn and otherwise regulate its meetings as it determines.

          21.2     Quorum

                    (a) Save where there is only one Director of the Company, the quorum of Directors required to be present at a meeting of the Board necessary for the transaction of business at the meeting shall be whichever is the greater of two Directors or not less than half the number of Directors holding office at the time. A Director must not leave the meeting without having, previously obtained the consent of the chairman of the meeting and will be conclusively presumed to have been present and to have formed part of the quorum at all times during the meeting unless that Director has previously obtained such consent.

                    (b) For the purposes of this Article and Articles 21.4 and 21.10, a Director is treated as present at the meeting by telephone or other instantaneous means of conferring if the Director is able to hear the entire meeting and be heard by all others attending the meeting. A Director must not leave the meeting by deliberately disconnecting his - telephone or other instantaneous means of conferring, without having previously obtained the consent of the chairman of the meeting, and will be conclusively presumed to have been present and to have formed part of the quorum at all times during the meeting unless that Director has previously obtained such consent.

          21.3  Notice of Meeting

               Notice of each meeting of the Board, which must specify the time and the place of the meeting but need not state the nature of the business to be transacted:

                    (a) must be given to each Director and his Alternate Director (if any); and (b) may be given by telephone or facsimile message,

               but the non-receipt of any notice of a Board meeting by a. Director or his Alternate Director does not affect the validity of the convening of the meeting.

          21.4  Place of Meeting

               Where a meeting of the Board is held solely or partly by telephone or other instantaneous means of conferring, the meeting is to be treated as held at the place at which at least one of the Directors present at the meeting is physically located as is agreed by those Directors present at the meeting.

          21.5   Period of Notice

               The Board may determine the period of notice for each meeting of the Board which, until otherwise determined, is not less than 24 hours.

          21.6  Convening of Board Meeting

               A Director may at any time, and the Secretary must on request from a Director, convene a meeting of the Board.

          21.7 Appointment of Chairman

               The Board shall elect one of the Directors to be Chairman and may elect another to be Deputy Chairman and shall determine the period for which each of those Directors is to hold that office.

          21.8 Chairman of Board Meetings

               Where a meeting of the Board is held and:

                    (a) a Chairman has not been appointed under article 21.7 or the Chairman is not present within 15 minutes of the time appointed for the holding of the meeting or is unwilling to act; and

                    (b) a Deputy  Chairman has not been appointed  under Article
                    21.7 or the Deputy Chairman is not present within 15 minutes of the time appointed for the holding of the meeting or is unwilling to act,

                    the Directors present at the meeting may choose one of their number to be chairman of that meeting.

          21.9   Majority Decisions

               Every question and resolution dealt with at a meeting of the Board is to be decided by a majority of votes of the Directors present and voting on the question or resolution.

          21.10   Votes of Directors

               Subject to these Articles:

                    (a) each Director present at a meeting of the Board has one vote on every question or resolution at that meeting;

                    (b) if a Director is also an Alternate Director entitled to be present and to vote at the meeting, that Director has one further vote for each other Director in respect of whom that Director is present; and

                    (c) if there is an equality of votes on any question or resolution, the chairman of the meeting may not exercise a casting vote in addition to any other vote he may have.

          21.11   Exercise of Powers by Board

               A power of the Board unless and while it has been conferred exclusively under Article 19.4 or Article 20.2 or delegated exclusively to a committee of the Board under Article 21.12. is exercisable only:

                    (a) by resolution at a meeting of the Board at which a quorum is present: or

                    (b) by a resolution of the Directors under Article 21.14.

          21.12    Delegation to Committee

               The Board may delegate any of its powers to a committee consisting of not less than one Director and which may also include any other persons determined by the Board and may terminate, withdraw or alter such delegation or withdraw or alter any powers conferred on the committee at any time.

          21.13   Committee Powers and Meetings

               Where a committee is created by the Board under Article 21.12:

                    (a) that committee must exercise the powers delegated to it under Article 21.12 in accordance with any directions of the Board;

                    (b) a power so delegated when exercised by the committee in accordance with Article 21.13(a) is treated as exercised by the Board;

                    (c) the members of the committee may elect a chairman from among the members;

                    (d) where a meeting of a committee is held and:

               (i) a chairman has not been elected in accordance with Article 21.13(c); or

               (ii) the chairman so elected is not present at the meeting within 15 minutes of the time appointed for the holding of the meeting or is unwilling to act,

               the members of the committee present at the meeting may choose one of their number to be chairman of the meeting;

                    (e) the committee may meet in person or by telephone or other instantaneous means of conferring for the dispatch of business (or by any combination of those means) and adjourn and otherwise regulate its meetings as it may determine;

                    (f) the presence of not less than half of the members of the committee, at least one of whom must be a Director, is necessary to constitute a quorum; no business may be transacted unless a quorum is present.

                    (g) the committee meetings are otherwise governed to the Greatest extent practicable by the provisions of these Articles which regulate the meetings and procedures of the Board.

          21.14  Written Resolution of Directors

                    (a) If each of the Directors entitled to receive notice of a meeting of the Board and to vote on a resolution signs a document to the effect he or she is in favour of or opposed to or abstains with respect to the resolution (the terms of which are set out in the document) and a majority of those Directors state that they are in favour of that resolution, a resolution in those terms is for all purposes treated as having been passed at a duly convened meeting of the Board held on the date and at the time when the document was last signed by a Director.

                    (b) For the purpose of Article 21.14(a):

               (i) two or more separate documents in identical terms each of which is signed by one or more Directors are treated as one document;

               (ii) the signature by an Alternate Director of a document is not required if the Director who appointed that Alternate Director has signed the document;

               (iii) the signature by the Director who appointed an Alternate Director of a document is not required if that Alternate Director has signed the document; and

               (iv) a telex, facsimile transmission or other document produced by mechanical or electronic means under the name of a Director or Alternate Director (as the case may be) with the authority of the Director or Alternate Director (as the case may be) is deemed to be a document in writing signed by the Director or Alternate Director (as the case may be).

          21.15  Resolution or Declaration Where Company Has Only One Director

                    (a) If the Company has only one Director and the Director records the Director's decision to a particular effect the recording of the decision counts as the passing by the Director of a resolution to that effect.

                    (b) A record made for the purposes of paragraph (a) also has effect as minutes of the passing of the resolution.

                    (c) If the Company has only one Director and the Director records the Director's declaration to a particular effect, the recording of the declaration counts as the making of a declaration to that effect made at a meeting of the Company's Directors.

                    (d) A declaration has effect as minutes that record the making of the declaration.

                    (e) A record made for the purposes of paragraph (a) or (c) must be made in writing.

          21.16    Validity of Acts of Directors

               Each act, resolution or thing performed, passed or done by, or with the participation of, a person acting as a Director or member of a committee in respect of whom it is later discovered there was some defect in appointment to, or continuation in, office of that person or that the person was disqualified or not entitled to perform, vote on or do the act, resolution or thing, is as valid and effective as if that Director or member of committee had been validly appointed, had validly continued in office, had not been disqualified and was entitled so to perform, vote or do.

         22.      ASSOCIATE DIRECTORS

          22.1     The Board may:

                    (a) appoint any person to be an Associate Director;

                    (b) determine the term of appointment, powers, duties and remuneration of that person as an Associate Director;

                    (c) vary any determination so made; and

                    (d) terminate or suspend any appointment of a person as an Associate Director.

          22.2  No Associate Director, by virtue of appointment as such, is:

                    (a) a Director;

                    (b) entitled to attend Board meetings without invitation;

                    (c) to be counted in determining if a quorum is present at a Board meeting; or

                    (d) entitled to vote on any question at any Board meeting.

        23.      SECRETARY

                  The Board may:

          23.1     appoint any person to be a Secretary of the Company;

          23.2 determine   the  term  of   appointment,   powers,   duties   and
               remuneration of that person as a Secretary;

          23.3 vary any determination so made; and

          23.4 terminate or suspend any appointment of a person as a Secretary.

        24. COMPANY ADMINISTRATION

          24.1 Minutes to Be Made

                    (a) The Board must cause minutes to be made of:

               (i) the names of the Directors present at each Board meeting;

               (ii) the names of the committee members present at each meeting of a committee appointed under Article 21.12;

               (iii) the proceedings of each general meeting (subject always to Articles 13.15 and 13.16);

               (iv) the proceedings of each Board meeting (subject always to Article 21.15); and

               (iv) the proceedings of each meeting of a committee appointed under Article 21.12.

                    (b) The Board must cause all minutes made under Article 24. 1 (a) to be entered in the relevant minute book of the Company.

                    (c) The minutes of a meeting, made under Article 24. 1 (a), if appearing on their face to be signed by the chairman of the meeting or the chairman of the next succeeding, meeting of the relevant body, are sufficient but not conclusive evidence without proof of any further facts of the matters stated in them.

          24.2    Common Seal

                    (a) The Board must provide for the safe custody of the common seal.

                    (b) The common seal may only be used with the authority of either:

               (i) the Board; or

               (ii) a committee appointed under Article 21.12 empowered to authorise the use of the common seal.

                    (c) Subject to Article 24.2(d), an instrument is validly executed under the common seal where the common seal is affixed to it in the presence of:

               (i) a Director; and

               (ii) another person who is either a Director, a Secretary or a person appointed by the Board for the purpose,

               and each of those persons signs the instrument to attest the affixing of the common seal.

                    (d) Where there is only one Director of the Company who is also the only Secretary of the Company, an instrument is validly executed under the common seal where it has been witnessed by that Director and the Director states next to his or her signature that he or she witnesses the sealing in the capacity of sole Director and sole Secretary of the Company.

                    (e) The Company may have, for use in any place out of the State or Territory where the common seal is kept, a duplicate common seal (known as the official seal for that place) whose impression must be identical to that of the common seal but with the name of the place where it is to be used added.

                    (f) The Company may by instrument under the common seal authorise any person either generally or in specified circumstances to affix the official seal for a particular place in that place to any instrument to which the Company is a party and determine any manner required for the affixing by that person of that official seal in that place.

                    (g) Where an official seal is affixed to an instrument in the place to which it relates by a person authorised and in the circumstances authonised for that person under Article 24.2(f) in the manner described in Article 24.2(f) (if any), that instrument is to be treated for all purposes as having-been validly issued under the common seal.

         25.   ACCOUNTS, AUDIT AND RESERVES

          25.1      Accountancy Records

               The Board must cause:

                    (a) the Company to keep the accounting records and to prepare the financial statements required by the Law; and

                    (b) The accounts to be sent to Members and laid before general meetings of the Company as required by the Law.

          25.2     Audit

               The Board must cause the accounts of the Company to be audited by the Auditor (if any) as required by the Law.

          25.3     Accumulation of Reserves

               The Board may do any or all of the following with the profits of the Company before declaring any Dividend to the Members from them:

                    (a) set aside any sum the Board determines as reserves to be applied, in the discretion of the Board, for any purpose it considers to be appropriate and use any sum so set aside in the business of the Company or invest any such sum in investments (which the Board may vary and deal with as it determines) which the Board determines; and

                    (b) carry forward any amount from them which the Board considers ought not to be distributed as dividends without transferring those amounts to a reserve.

         26.      DIVIDENDS AND OTHER DISTRIBUTIONS
          26.1     Declaration of Dividends and Interim Dividends The Board may:

                    (a) declare and authorise the distribution from the profits of the Company a dividend to be distributed to the Members according to their respective rights and interests, determine the property to constitute the dividend and fix the time for distribution; and

                    (b) authorise the distribution to the Members of an interim dividend if and to the extent it appears justified by the position of the Company, determine the property to constitute the dividend and fix the time for distribution.

          26.2     No Interest on Dividends

               No Dividend (whether in money or otherwise) bears interest as against the Company.

          26.3     Obligation to Distribute

               Where the Board declares a Dividend under Article 26.1 the obligation of the Company to make the distribution only arises where the Dividend is declared under Article 26.1(a), the Board fixes the time for distribution and that time has arrived and, if the Dividend is a distribution of money, no debt arises in respect of the Dividend until that time.

          26.4     Payment of Dividend in Specie

               Without limitation to Article 26.1, where the Board declares or authorises the distribution of a Dividend by a distribution of money it may also decide that all or any part of that Dividend be paid and satisfied by the distribution of specific assets (including, without limitation, paid up shares or other securities of the Company or of any other body corporate).

          26.5     Capitalisation of Profits or Reserves

               The Board may capitalise any amount available for distribution as a Dividend and, having applied the amount in either or both of the following manners, distribute that amount to the Members in the same proportions as the Members would have been entitled to if distributed as a Dividend:

                    (a) in paying up any amounts unpaid on shares already issued; and

                    (b) in paying up in full (both as to par and any premium) unissued shares.

          26.6     Use of Share Premium Reserve

               The Board may apply any amount to the credit of any share premium account in any of the ways permitted by the Law.

          26.7     Calculation and Apportionment

               Except to the extent that the terms of issue of any shares provide otherwise, each Dividend is payable in respect of each share in proportion to the amount of total issue price for the time being paid up on that share, and may be declared at a rate per annum in respect of a specified period.

          26.8     Amounts Paid on Shares

               For the purposes of Article 26.7, amounts credited as paid up on a share are treated as having been paid up on the share but amounts paid or credited as paid in advance of a call being made are not treated as having been paid up on the share.

          26.9     Deductions from Dividends

               The Board may deduct from any Dividend which is a distribution of money payable to a Member any money presently payable by the Member as such to the Company whether on account of a call or otherwise.

          26.10    Retention of Dividends

               The Board may retain any Dividend in respect of which the Company has a lien and:

                    (a) if the Dividend is a distribution of property other than money, realise that property so that it is represented by money; and

                    (b) apply the Dividend in or towards the satisfaction of the debts or liabilities in respect of which the lien exists.

          26.11    Declaration of Profits

               For the purpose of Article 26.1, the declaration of the Board as to the amount of the profits of the Company and as to the amount of those profits available for distribution is conclusive.

          26. l2   Settlement of Difficulties

               The Board may settle any difficulty that may arise in respect of any distribution under Articles 26.1 to 26.10 (inclusive) as it considers desirable to adjust the rights of all parties and, in particular, may (without limitation):

                    (a) round or disregard any fractional entitlement;

                    (b) set the value of each asset to be distributed;

                    (c) determine that money be paid to any Member instead of a particular distribution;

                    (d) vest any property in trustees for any Member;

                    (e) issue any fractional certificate required;

                    (f) authorise a person to make on behalf of all Members entitled to a distribution of shares following a capitalisation under Article 26.5 an agreement with the Company which will be effective against and bind all the Members concerned for the Company to issue to them, credited as fully paid, the shares the subject of the distribution or for the Company to apply the sum capitalised proportionately in paying up shares already issued to them; and

                    (g) appoint a person to execute as agent or attorney on behalf of each Member entitled to a Dividend to be distributed otherwise than as money any instrument of transfer or other document necessary to vest in the Member full legal and equitable title to the property the subject of the Dividend.

          26.13    Entitlement to Dividend Pending Registration

               The right to any Dividend declared on a share does not pass until the transfer of that share has been registered and the name of the transferee is entered in the Register.

          26.14    Retention of Transmittee Dividends

               The Board may retain any Dividend to be distributed in respect of a share which is subject to Article 11.1 until the name of the person entitled to be registered under that Article is entered in the Register as the holder of that share:

          26.15    Joint Holders' Entitlement to Dividend

               Where a share is held by more than one person, any one of those joint holders may give an effective receipt for any Dividend, in relation to that share.

          26.16    Dispatch and Payment of Dividends

               Any Dividend distributed as money may be paid by cheque and notification of anv Dividend may be dispatcher to the Member through the post directed:

                    (a) to the address of the Member (or, in the case of a share held by more than one person, the address of the first-named of those joint holders) as shown in the Register: or

                    (b) to any other address that the Member directs in writing.

          26.17    Unclaimed Dividend

               All Dividends declared but unclaimed may

                    a) in the case of Dividends not to be distributed as money, be realised into money; and

                    b) in any case, be invested for the benefit of the Company until claimed or until required to be dealt with under any applicable law dealing with unclaimed money.

         27.      NOTICES

          27.1     Service of Notices by Company

               A notice required or permitted under these Articles to be given by the Company to any Member or other person may be given either by serving it on the person personally or by sending it by prepaid post, telex or facsimile transmission to the person at the address of the person.

                    (a) if the person is a Member, subject to Article 27.2, shown in the Register; and

                    (b) if the person is not a Member, supplied by the person to the Company for the giving of notices.

          27.2     Overseas Member's Address

               A Member whose address as shown in the Register is not within Australia may give notice to the Company specifying an address within Australia which is to be treated for the purposes of
               Article 27.1 as the address of that Member shown in the Register.

          27.3     Postal Notices to Overseas Members

               Where the Company proposes to send a notice to a Member by pre-paid post and the notice is to be sent outside Australia, the notice must be sent by airmail.

          27.4     Notices to Joint Holders

               Where a share is held by more than one person, a notice required to be given to those persons as joint holders of that share is effectively given when given to the one of those persons whose name first appears in the Register in respect of that share.

          27.5     Notices When Member Dies

               Any notice or document given in accordance with Article 27.1notwithstanding that the share in respect of which it is given is then subject to Article 11.1, is to be treated as validly given to all persons entitled to be registered in respect of the share and all persons who claim through such person.

          27.6     Binding on Others

               Any person entitled to a share (whether by transfer, operation of law or otherwise) is to be treated as having duly received every notice in respect of that share which was duly given to the person from whom that person derives that entitlement before the person entitled is entered in the Register as the holder of the share.

          27.7     Signature of Notice

               The signature to any notice given by the Company may be written in any way.

          27.8     Service by Post

               Where a notice is given by post, that notice is treated as duly given where the notice is contained in a properly addressed envelope or wrapper in respect of which proper postage is paid and which is posted and is treated as given on the second Business Day after it was posted.

          27.9     Service by Telex or Facsimile

               Where a notice is given by telex or facsimile transmission, that notice is treated as duly given where the notice is addressed in accordance with Article 27.1 and transmitted by telex or facsimile transmission to that address (whether it is in fact received or not) and is treated as duly given:

                    (a) in the case of a telex, on the day after the sender receives the answer back of the addressee; and

                    (b) in the case of a facsimile transmission, on the day following, transmission of the notice.

          27.10    Counting of Days

               Where a specified period (including, without limitation, a Particular number of days) is required to elapse or expire from or after the giving of a notice before an action may be taken neither the day on which the notice is given nor the day on which the action is to be taken may be counted in reckoning the period.

          27.11    Certificate of Director or Secretary

               If a Director or Secretary signs a certificate that a notice was given in the manner set out in the certificate, that certificate is conclusive evidence of the accuracy of the matters set out in it.

         28.      INSPECTION AND SECRECY

          28.1     No Right to Inspect

               No Member is entitled to require discovery of, inspection of, or any information concerning the affairs of the Company, except as provided by the Law or as permitted by the Board.

          28.2     Board May Permit Inspection

               Subject to the Law, the Board may determine whether any of the books, accounts and other information of the Company is to be available for inspection by Members and, if so, the extent, time, place and conditions of inspection so permitted.

          28.3     Obligation of Secrecy

               Except in the proper course and performance of his duties, as required by law or as required by the Board, every officer of the Company must keep strictly secret all transactions and affairs of and all information concerning the Company, and if so required by the Board, sign a declaration accepting the obligation of secrecy and undertaking not to disclose any information within his knowledge the subject of that obligation to any person.

         29.      WINDING UP

          29.1     Power of Board

               The Board may authorise the presentation of a petition for the winding up of the Company by the Court.

          29.2     Distribution if Insufficient Assets

               Subject to the terms of issue of a share, if the Company is wound up and the assets available for distribution among the Members (in that capacity) are insufficient to repay all the paid up capital, those assets will be distributed so that, to the greatest possible extent, the amount distributed to a Member in respect of each share is proportional to the capital amount paid up (or which at the commencement of the winding up ought to have been paid up) on that share compared with the total paid up capital of the Company.

          29.3     Distribution of Surplus Assets

               Subject to the terms of issue of a share, if the Company is wound up and after distribution of assets to repay paid up capital there remain assets available for distribution to the Members (in that capacity), those assets, will be distributed so that, to the greatest possible extent, the amount distributed to a Member in respect of each share is proportional to the capital amount paid up (or which at the commencement of the winding up ought to have been paid up) on that share compared with the total paid up capital of the Company.

          29.4     Distribution in Specie

               If the Company is wound up and a special resolution is passed by the Company in general meeting authorising that it be done, the liquidator may distribute to the Members all or any part of the assets to be distributed to them in specie (whether they are property of the same kind or not) and for that purpose may, if so authorised by the special resolution:

                    (a) set the value of each asset to be distributed that the liquidator considers fair; and

                    (b) determine how the distribution is to be carried out (including by allocating the assets) as between the Members or different classes of Members,

               but so that no Member must accept any shares or other property in respect of which there is any liability.

          29.5     Vesting in Trustee

               If so authorised by a special resolution passed by the Company in general meeting, the liquidator of the Company may vest all or any part of the assets to be distributed to the Members in a trustee on terms of trust for the benefit of the Members as the liquidator considers appropriate.

         30.      INDEMNITY AND INSURANCE OF DIRECTORS AND OTHERS

          30.1    In this Article the expression "to the relevant extent" means:

                    (a) to the extent the Company is not precluded by law from doing so; and

                    (b) to the extent and for the amount that the Director is not otherwise entitled to be indemnified and is not otherwise actually indemnified, including an indemnity under any insurance policy or contract.

          30.2 Each present and former Director of the Company shall be indemnified out of the assets of the Company to the relevant extent against any liability incurred by that Director as such in the discharge of the duties of the Director to the Company unless:

                    (a) the liability arises out of conduct involving a lack of good faith; or

                    (b) the liability is to the Company or a related body corporate.

          30.3 Each present and former Director of the Company shall be indemnified out of the assets of the Company to the relevant extent against any liability for costs and expenses incurred by that Director as such in defending any proceedings, whether civil or criminal, in which judgment is given in favour of the Director or in which the Director is acquitted, or in connection with any application in relation to those proceedings in which the court grants relief to that Director under the Law.

          30.4 Nothing  in  this   Article   shall   prevent  the  Company  from
               indemnifying:

                    (a) a present or former Director against any liability incurred by that Director in the discharge of the duties of the Director to any related body corporate; or

                    (b) a present or former Secretary, executive officer or employee of the Company against any liability incurred by that person in the discharge of the duties of that person to the Company, to the extent that the Company is not precluded by law from doing so and otherwise upon such terms and conditions as the Board deems fit.

          30.5 To the extent that the Company is not precluded by law from doing so, the Company may effect and maintain and pay the premiums in respect of an insurance policy or contract which, inter alia, insures a present or former Director, Secretary, executive officer or employee of the Company against liability incurred by that person in the discharge of the duties of that person to the Company or a related body corporate.

         31.      SUBMISSION TO JURISDICTION

               Each Member and each present and past eligible officer (as that expression is defined in Section 180 of the Law) submits to the non-exclusive jurisdiction of the Supreme Court of the State of South Australia, the Federal Court of Australia and the Courts which may hear appeals from those Courts.

         32.      PROHIBITION AIND ENFORCEABILITY

          32.1 Any provision of, or the application of any provision of, these Articles which is prohibited in any place is, in that place, ineffective only to the extent of that prohibition.

          32.2 Any provision of, or the application of any provision of, these Articles which is void, illegal or unenforceable in any place does not affect the validity, legality or enforceability of that provision in any other place or of the remaining provisions in that or any other place.

         33.      INTERPRETATION OF ARTICLES

               Where any matter arises in the conduct of the affairs of the Company which is not provided for in these Articles or where any difficulty arises in respect to the interpretation or application of any Article the Board shall determine the course to be adopted.

         34.      GENERAL AUTHORISATION

               Where the Law authorises or permits a company to do any thin- if so authorised by its articles of association, the Company is authorised by this Article to do that thing.











         I, the subscriber hereto whose name, address and occupation is set out below, being the subscriber to the Memorandum of Association, agree to the foregoing, Articles of Association.

         DATED 20th December 1997

         NAME OF SUBSCRIBER       ADDRESS          SIGNATURE
         ------------------       -------          ---------
         KINSALE DEVELOPMENTS PTY LTD
         118 GREENHILL ROAD       THE COMMON SEAL OF
         ACN 007 715 568          UNLEY SA  5061   KINSALE DEVELOPMENTS PTY LTD
                                                   ACN 007 715 568 is affixed
                                                   In the presence of
                                                   /s/ GRAHM HOOPER
                                                   Director

                                                   /s/ PETER HOBBS
                                                   Director/Secretary

EXHIBIT 11.1
Computation of
                                                                                                Cumulative
                                       Three Months Ended            Six Months Ended          March 31,1995
                                          December 31,                 December 31,            (Inception)To
                                        1996           1997            1996           1997     December 31, 1997
Computation of Loss Per Share
Net loss                            $    (  797)   $   ( 1,242)    $  ( 2,018)   $   ( 2,109)   $   ( 10,617)
Preferred Stock Dividends                (   68)       (    85)       (    68)       (   159)       (    347)
Net Loss with Preferred Stock
  Dividends                         $    (  865)   $   ( 1,327)    $  ( 2,086)   $   ( 2,268)   $   ( 10,964)

Loss Per Share                      $     (0.08)   $     (0.09)    $    (0.22)   $     (0.14)   $      (0.95)

Weighted Average Common
  Shares Outstanding                 11,399,306     17,172,096      9,510,425     16,486,883      11,550,118
