Form 10QSB
period 1998-03-31
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1998-05-15
CIK 1003479

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)

     X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended         March 31, 1998

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

The number of shares of Common Stock, $0.002 par value, outstanding on May 1, 1998 was 17,672,365.

	SPINTEK GAMING TECHNOLOGIES, INC.
	(a development stage company)

	FORM 10-QSB
	INDEX
                                                                   Page No.
PART I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
  Consolidated Balance Sheets at March 31, 1998
    and  June 30, 1997			                                          				 3

  Consolidated Statements of Operations -
    Three Months Ended March 31, 1998,
    Nine Months Ended March 31, 1998 and
    From Inception to March 31, 1998                                    4

  Consolidated Statements of Cash Flows -
    Three Months Ended March 31, 1998
    Nine Months Ended March 31, 1998 and
    From Inception to March 31, 1998                                    5

  Notes to Financial Statements                                         7

  Item 2.  Plan of Operation                                            8

PART II.  OTHER INFORMATION                                            13

  Item 1.  Legal Proceedings                                           13

  Item 2.  Changes in Securities                                       14

  Item 3.  Defaults on Senior Securities                               14

  Item 4.  Submission of Matters to a Vote of Security Holders         14

  Item 5.  Other Information                                           14

  Item 6.  Exhibits and Reports on Form 8-K                            15

  Signature Page                                                       16

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                       SPINTEK GAMING TECHNOLOGIES, INC.
                         (a development stage company)
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                     MARCH 31,        JUNE 30,
                                                       1998             1997
                                                    (unaudited)
                             ASSETS
Current assets:
  Cash                                               $      306     $      404
  Prepaid and other                                         246            190
  Inventories, net                                          539            484
     Total current assets                                 1,091          1,078

Furniture, fixtures and equipment - net                     165            131
Licenses and patents                                      1,019          1,019
Note receivable from related company                         12             88
Other assets                                                 27            141

Total assets                                         $    2,314     $    2,457

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Demand notes payable                               $      162
  Demand notes payable to stockholders
    and affiliated parties                                  170     $      334
  Accounts payable                                          607            426
  Accrued liabilities                                       571            129
  Interest and dividends payable                            453            193
    Total current Liabilities                             1,963          1,082

Long term debt less current maturities                    1,000

Commitments

Stockholders' equity (deficit):
  Preferred stock, no par value, 100,000 shares
     authorized, 8,741 and7,313 shares issued
     and outstanding at March 31, 1998 and
     June 30, 1997, respectively                          5,690          4,825
  Common stock, $.002 par value, 100,000,000
     shares authorized, 18,704,652 and
     17,103,772 shares issued at March 31, 1997
     and June 30, 1997, respectively                         37             34
  Additional paid in capital                              5,443          5,053
  Deficit accumulated during development stage          (11,790)        (8,508)
  Treasury stock - 1,317,329 shares at cost
    March 31, 1998 and June 30, 1997                    (    29)        (   29)
     Total stockholders' equity (deficit)               (   649)         1,375

Total liabilities and stockholders' equity (deficit) $    2,314     $    2,457

                        SPINTEK GAMING TECHNOLOGIES, INC.
                         (a development stage company)
                       CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)
                                                                                                    Cumulative
                                                Three Months Ended          Nine Months Ended      March 31, 1995
                                                    March 31,                   March 31,          (Inception) to
                                                1997         1998             1997       1998      March 31, 1998
Revenues:
  Sales                                       $        0    $      180    $        0    $      180    $      180
  Cost of sales                                        0        (  103)            0        (  103)      (   103)
    Gross profit                                       0            77             0            77            77

Operating expenses:
  Selling, general & administrative                  565           968         1,758         2,601         8,523
  Research and development                           187           257           614           697         2,584
    Total expenses                                   752         1,225         2,372         3,298        11,108
Operating Loss                                    (  752)       (1,148)       (2,372)       (3,221)      (11,031)

Other income (expense):
  Interest and other income                            6             4           133            9            171
  Depreciation & amortization                     (    7)       (   14)       (   20)       (   34)      (    72)
  Unrealized loss on marketable securities             0             0             0             0       (    83)
  Loss on sale of securities                           0             0             0             0       (    96)
  Interest expense                                (   11)       (   15)       (  523)       (   36)      (   679)
Net loss                                      $   (  764)   $   (1,173)   $   (2,782)   $   (3,282)   $  (11,790)

Net loss per share common stock               $   ( 0.08)   $   ( 0.07)   $   ( 0.27)   $   ( 0.21)   $  (  1.02)

Weighted Average Common
   Shares Outstanding                         10,866,785    17,365,101    10,989,494    16,765,123    12,026,348

                        SPINTEK GAMING TECHNOLOGIES, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)
                                                                                          Cumulative
                                                         Nine Months       Nine Months  March 31, 1995
                                                          Ended              Ended      (Inception) to
                                                       March 31, 1997   March 31, 1998  March 31, 1998
Cash flows from operating activities:
Net loss                                               $     (2,782)    $   (3,282)     $  (11,790)
Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation and amortization                                  19             33              71
  Non-cash interest expense                                     476                            395
  Allowance for inventory obsolescence                          155             64             304
  Provision for bad debts                                        81             39              99
  Loss on sale of securities                                                                    96
  Unrealized loss on marketable securities                                                      83
  Non-cash operating expenses for common stock                   21             27             624
  Royalty expenses used to reduce note
    receivable from related parties                           (  17)            76             152
  Changes in operating
    assets and liabilities:
    Decrease (increase) in assets:
      Inventories                                             ( 229)          (119)           (842)
      Prepaid and other                                       ( 447)            19            (373)
    Increase (decrease) in liabilities:
      Accounts payable                                            1            182             596
      Accrued liabilities                                     (  87)           442             571
      Interest payable                                           67             14              19
Net cash used by operating activities                       ( 2,742)        (2,505)         (9,995)

Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment               (  55)           (67)           (214)
  Acquisition of licenses and patents                                                         (158)
  Proceeds from sale of securities                                                             186
  Note receivable from related company                        (   4)                          (186)
Net cash used by investing activities                         (  59)           (67)           (372)

Cash flows from financing activities:
  Proceeds from (repayment of) demand notes
    payable to related parties                              ( 1,085)           499             832
  Proceeds-advances from stockholders                       (   967)                         1,000
  Proceeds from issuance ofconvertible debentures             4,247          1,000           5,503
  Proceeds from issuance of common and treasury stock           653                          1,483
  Proceeds from issuance of preferred stock                                    975           1,855
Net cash provided by financing activities                     2,848          2,474          10,673
Net increase (decrease) in cash                                  47         (   98)            306
Cash, beginning of period                                       121            404               0
Cash, end of period                                    $        168     $      306      $      306

                    SPINTEK GAMING TECHNOLOGIES, INC.
                      (a development stage company)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands)
                                                                                              Cumulative
                                                             Nine Months      Nine Months    March 31, 1995
                                                               Ended             Ended       (Inception) to
                                                           March 31, 1997   March 31, 1998   March 31, 1998
Supplemental schedule of non-cash investing
  and financing activities:
  Issuance of common stock for marketable securities                                         $      365
  Issuance of common stock for employment contracts
    and prepaid services                                                                             75
  Issuance of common stock exchanged for debt              $        440     $      500            1,092
  Issuance of common stock and treasury stock for
    advances from stockholders                                                                    1,000
  Issuance of common stock and treasury stock for
    services related to acquisition of public entity                                              1,014
  Issuance of common stock in lieu of cash for fees
    related to preferred stock transaction                                         110              110
  Issuance of preferred stock in exchange for convertible
    debenture, net of unamortized debt issuance costs             4,829                           4,829
  Issuance of common stock exchanged for preferred stock            243                             912
  Purchase of furniture, fixtures and eqipment through
    reduction in receivable from related parties                                                     22
  Notes and interest payable to stockholders forgiven by
    stockholders, treated as additional paidin capital              335                             335
  License and patent cost acquired through accounts payable                                          12
  License and patent cost acquired by issuance of notes
    payable                                                                                         850
  Dividends payable preferred stock                             (   138)        (  245)          (  433)
Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $        110     $       22       $      175


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

In addition to its patent filings for the basic hopper weighing technology, Spinteknology has filed and/or is in the process of filing additional continuances, addendums and associated patents both in the United States as well as internationally. Spinteknology has been advised that its patent applications pending in Europe for its hopper weighing technology may conflict in five European countries with patent applications filed by Azkoyen, a Spanish company. Management has had discussions with Azkoyen in an attempt to resolve this matter to the mutual benefit of both parties. Although Management believes the Company's claims are valid and intends to vigorously assert its rights, it is unable to estimate the outcome of any potential proceedings regarding this matter nor the ultimate financial effect it might have on the Company.

PLAN OF OPERATION

The Company's business plan specifies that the Company develop proprietary technology, patent such technology and obtain all necessary approvals and/or licenses for same. Due to the Company's current capital position, Management has chosen to focus the Company's immediate efforts on products specifically related to the gaming industry. Until sales of the slot machine hopper weighing technology ("AccuSystem" or "AccuHopper") begin to generate positive cash flow from sales, Management does not intend to commit significant financial resources to the non-gaming products it currently has under development.

During the past several months the Company has perfected its AccuSystem products through a series of field tests at numerous casinos throughout the country. The Company has also obtained approval for AccuSystem from several of the major gaming jurisdictions in the United States. As of April 30, 1998 the Company had received AccuSystem approval from Gaming Laboratories International and from the states of Nevada, Mississippi, New Jersey and from Native American tribal gaming authorities in the states of Connecticut and Minnesota.

Although the AccuHopper is capable of operating on a stand alone basis, either by means of hard wire or radio frequency transmission of data, many of the casinos participating in the field tests of the system have indicated that they would prefer to have it interface with their existing slot accounting systems. Bally SDS, a major slot accounting software manufacturer, has agreed to complete an interface to allow the data received from the AccuHopper to be incorporated into their accounting reports. Bally SDS completed the interface before the end of April 1998 and an "alpha test" of the product should commence in July 1998. Management is also currently in discussions with other slot accounting software vendors who have expressed an interest in completing an interface for their on-line accounting systems with AccuHopper. Although Management is unable to control when, or if, the completion of such interface projects will occur, it does believe that the first companies to offer the interface will have a competitive advantage in marketing their slot accounting systems.

The Company has license agreements with IGT and Bally Gaming, two major slot machine manufacturing companies, that permits them to incorporate the AccuHopper technology on their new machines. Any new machines sold by them which incorporates the AccuHopper technology would require a license fee payment to the Company. To date, however, neither company has included AccuSystem or AccuHopper on any of their products. It is Management's intent to create market demand for AccuHopper through the field tests and low entry prices on the initial sales of the product. To date three of the field tests have resulted in sales. Management believes that once the Company has created a demand for its product, that IGT and Bally will begin to receive orders from the various casinos who have purchased, or will be purchasing AccuHopper.

Employees. The Company has recently hired additional service and installation support staff personnel to assist with the ongoing field tests and to undergo training to be ready for the sales that are anticipated to consummated during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. The Company currently has 31 full time employees and, assuming sales materialize as expected, anticipates that it will have thirty-five full time employees by June 30, 1998.

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

Research and Development. Until significant sales of the AccuHopper begin and are sustained, Management does not intend to commit significant financial resources toward the research and development of the many non-gaming products it currently has pending. During the past nine months the Company has enhanced its engineering staff to continue to develop products that enhance and/or augment the AccuHopper. The Company will continue to file patent applications both domestically and worldwide as necessary to protect any and all new products developed. Based on current engineering operating forecasts Management anticipates that it will expend approximately $350,000 and $750,000, respectively during the remaining three months of fiscal 1998 and the first nine months of fiscal 1999 towards research and development.

Results of Operation

From inception (March 31, 1995) to date, the Company has realized minimal revenue from the sale of its products. It recorded its first sale during the quarter ended March 31, 1998 and currently has received purchase orders from two additional casinos for just over one thousand AccuHoppers. For the nine months ended March 31, 1998, the Company incurred net losses of approximately $3,282,000 and negative cash flows from operating activities of nearly $2,505,000, as compared to net losses of approximately $2,782,000 and negative cash flow from operations of about $2,742,000 for the nine months ended March 31, 1997. Cumulatively, for the thirty-six months from inception to March 31, 1998 net losses and negative cash flows from operating activities were approximately $11,031,000 and about $9,995,000, respectively.

For the nine months ended March 31, 1998, operating expenses increased approximately $926,000, or (39%) as compared to the same period for the prior year. Additional expenses incurred for General and Administrative ("S G & A") accounted for majority of approximately 91% of the increase with Research and Development accounting for the remaining 9%.

The increase in S G & A expenses was due to several factors, primary among them was payroll and related expenses which increased approximately
$233,000, or 62.1% for the comparative periods. Such increase was due primarily to added staff to support the Company's ongoing field tests and additional administrative support personnel The next largest increase in S G & A was attributable to legal and professional fees which increased approximately $205,000, or 41.5% over the same period from the prior year due to additional legal expenses that were incurred in conjunction with the Company's various financing transactions; legal expenses incurred as a result of the Company's Joint Venture with an Australian company; and, finally additional expenses incurred for various litigation. The Company's bonus plan, which was implemented in June 1997 and accounted for the next largest
S G & A increase over the prior period, was attributable for approximately $189,000 of the increase as a result of accrued expenses that were based on the increase in the market cap of the Company's common stock from July 1, 1997 through March 31, 1998. Increases in travel, trade show and advertising expense made up most of the remainder of the increase in S G & A expenses for the comparative periods.

The increase in Research and Development expenses was primarily attributable to an increase in payroll and related expenses of approximately $237,000, or 96.7% for the comparative periods due primarily to added engineering staff to develop the Company's gaming related products. The added payroll expense was partially offset by decreased expenses for development of new products for the comparative periods as well as a decrease of approximately $85,000 for inventory obsolescence for the nine months ended March 1998 as compared to the nine months ended March
1997. The reduction other research and development expenses as well as in inventory obsolescence was primarily attributable to Management's efforts to perfect a single product, its hopper weighing technology, in fiscal 1998; whereas, in fiscal 1997 the Company was pursuing the development of several different products, many of which were ultimately not practical to commit the financial resources to complete.

Interest expense decreased by approximately $487,000 for the nine months ended March 31, 1998 when compared to the nine months ended March 31, 1997. Such decrease was primarily the result of the elimination of amortization of debt discount and issuance costs as a result of the debenture issued by the Company on July 16, 1996 having been converted to preferred stock on October 1, 1996. The Company incurred approximately $395,000 in interest expense as a result of debt discount and issuance costs during the nine months ended March 31, 1997

Liquidity and Working Capital

The Company had a negative working capital position of approximately
$872,000 as of March 31, 1998, and to date, absent significant revenue from operations, has funded itself primarily through equity and debt transactions.

On August 14, 1997, the Malcolm C. Davenport V Family Trust ("the Trust") agreed to loan an additional $500,000 to Spinteknology, to be drawn as needed pursuant to an understanding with the trustees. The loan was secured by a pledge of the Company's weighing technology and as of September 30, 1997, the Company had drawn down the entire $500,000. On October 1, 1997, the Trust elected to convert the note, plus accrued interest of approximately $4,000 thereon, into 1,400,880 shares of the Company's
$0.002 par value common stock. The conversion price of $0.36 per share reflects a 32% discount from the closing price of $0.53 per share on October 1, 1997. The shares issued as a result of this conversion were issued at a discount because they are not registered, were issued with a restrictive legend and the Trust can not currently sell these shares in the market.
On October 22, 1997, the Company completed a Regulation S Securities Subscription Agreement ("Agreement") for 1,428 shares of its 4% Series A Preferred Stock ("Preferred") in the aggregate amount of $1,428,000 with RBB Bank Aktiengesellschaft ("RBB"), an offshore bank representing investors pursuant to Regulation S promulgated under the Act. The Preferred was issued at a discount of 30%, the net proceeds of which, after discount and before expenses, was $1,000,000 to the Company.

Expenses incurred in conjunction with the placement of the Preferred totaled $134,000, which consisted solely of commissions of $110,000 and escrow fees of $24,000. The Company elected to pay the commissions by issuing 200,000 shares of its $0.002 par value common stock which bears a restrictive legend.

At March 31, 1998, there were 8,741 issued and outstanding shares of Preferred, all of which were in held by RBB. All Preferred plus any accrued and unpaid dividends thereon can be converted to common stock at any time at the discretion of RBB and any Preferred not converted prior to December 31, 1999 will automatically be converted on that date. The conversion to common stock will be based on an average of the closing bid prices of the common stock for the five days ended immediately prior to the date of conversion, but not to exceed $3 per share. All common stock issued upon conversion of the Preferred is subject to Registration Rights Agreements.

On May 1, 1998 the Company received a Notice of Conversion
("Conversion") to convert 500 shares of the Preferred from RBB. Such Conversion will result in RBB receiving 1,000,690 new shares of the
Company's common stock, par value $0.002 per share and will increase the total shares of Common outstanding to 18,673,055 shares. The Conversion price is based on the five day average closing bid price of the common stock
for the five days ended April 30, 1998.   Upon the issuance of the new shares
of common stock to RBB, it will be the holder of approximately 1,154,000 shares of Common, or approximately 6.2% of the total outstanding shares.

As of May 11, 1998, RBB held 8,241 shares of Preferred. The Preferred plus accrued and unpaid dividends of approximately $440,000 at that date would have converted into approximately 15,841,000 additional shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the five trading days ended May 8, 1998.
 Had such a conversion occurred, RBB would have held approximately 16,095,000 shares of common stock of the Company, or approximately 46.6% of the common shares that would have been issued and outstanding had such a conversion occurred.

RBB, the holder of the Preferred, has the right to cause the Company to effect a reverse split of the common stock outstanding of the Company since the five-day average bid price of such stock did not attain a value of at least $3.00 per share by October 13, 1996 pursuant to the terms and conditions of Subscription Agreement entered into by it and the Company on July 16, 1996. As of the date of this document, the holder has not caused the Company to reverse split its common stock.

On February 27, 1998, the Company initiated the private placement of certain 6% Secured Convertible Notes due February 28, 2008 (the "Notes") in the aggregate principal amount of a maximum of $5 million to a limited number of investors. The Notes are due February 28, 2008, with interest payable annually beginning February 28, 1999. The Notes are being sold in denominations of $100,000 (a "Unit"), with consideration payable at the time of the subscription. The Notes are convertible by the Holders at any time through February 28, 2001, into shares of the Company's $.002 par value common stock in a number equal to .8% per Unit of the then outstanding shares of common stock. In addition, the Company may require conversion at certain times through February 28, 2001 under certain circumstances. As of March 31, 1998, the Company had received subscriptions for the Notes totaling $1 million from the Malcolm C. Davenport V, Family Trust. Malcolm C. Davenport, a director of the Company, is a co-trustee and has certain beneficial control of the Trust, though no economic interest. As of May 11, 1998 the total subscriptions for the Notes totaled $2 million with the Trust having subscribed for $1.9 million of that total. The remaining investor is unrelated to the Company.

Even with the receipt of the funds from the debt and equity financing described above, the projected cost to finish production of its weighing technology, combined with the lead time before cash flow will begin to be received from anticipated sales, dictates that the Company secure the availability of additional debt or equity financing. Management is negotiating with other sources to secure additional funding through additional subscriptions to the Notes, however there can be no assurances that additional financing can be located. If such financing is obtained it could involve the issuance of additional stock in the Company, or the rights to purchase additional stock in the Company. The percentage ownership in the Company such stock would represent is unknown at this time. Should the Company fail to secure additional financing, or fail to begin to generate sufficient revenues to support operations, the Company will be unable to continue as a going concern. In addition, should extensive litigation be required for any of the current pending matters (see Part II, Item 1 Legal Proceedings), or should any of these proceedings result in an unfavorable outcome to the Company, either of these matters could have a material detrimental effect on the Company.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

On September 25, 1996, Unique Entertainment, a Nevada Corporation, filed a complaint in the Clark County (Las Vegas), Nevada District Court against Spintek for breach of contract and related claims. The plaintiff is an entertainment agency. It alleges that on November 22, 1995, Spintek entered into a written contract with Unique Entertainment whereby the agency agreed to provide two magicians to perform on Spintek's behalf at various gaming shows for a total of $80,000. The magicians never in fact performed. Spintek has filed an answer denying liability, specifically asserting that no Spintek agent or employee signed the contract and no such signature was or would even have been authorized by the Company. Spintek further contends that because the magicians never in fact performed, its liability, if any, would be extremely limited, and not the full contract price which the plaintiff seeks. To date, the plaintiff has conducted virtually no discovery and has done little to pursue the case. It is anticipated that the case will be tried within the next six months.

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

On February 14, 1997, the Company filed a complaint in the Clark County
(Las Vegas), Nevada, Eighth Judicial District Court, against Michael D. Fort, a former officer and director of the Company, who resigned on February 7, 1997. The complaint claims that Mr. Fort must return $240,000 to Spintek that was paid to him in anticipation of a change of control in the Company that did not actually occur. Mr. Fort filed an answer denying liability. Mr. Fort also has filed counterclaims that he be entitled to keep the $240,000 at issue. The parties are presently engaged in discovery. The Court has made a preliminary trial setting for September 1998.

The Company has filed suit against Sailfin Investments, Ltd. ("Sailfin"), a corporation organized under the laws of the Channel Islands, seeking a declaratory judgement that the Company has already paid Sailfin in full for services rendered in accordance with the terms of a consulting services agreement. The Company also seeks to force Sailfin to return certain shares of the Company's common stock that were paid to Sailfin in accordance with the terms of the agreement on the grounds that the services performed were so inadequate, that a failure of consideration occurred entitling the Company to a return of the stock. In the alternative, the Company alleges that Sailfin's inadequate and substandard performance of its obligations under the agreement constitute a breach of contract and entitle the Company to recover the damages it suffered as a result of said breach. Sailfin has answered the Complaint and denied liability. Sailfin has also filed a counterclaim seeking to force the Company, and its transfer agent, to remove the restrictive legend from its shares of the Company's common stock, or seeking damages in the alternative. The Company has added Mr. Fort and Mr. James Hennen, a former officer of the Company, as additional defendants, because they issued the Company stock pursuant to certain alleged agreements cancelled on the grounds, among other things, that there was no proper corporate authority for the issuance of such stock as well as no consideration therefor. The parties are engaged in discovery in this case.

In a related matter, Sailfin has demanded arbitration with the Company and Spinteknology, Inc. alleging that the Company and Spinteknology, Inc. have breached a Technology Assignment Agreement by failing to pay royalties for sales of input/output board technology and seeking unspecified damages. The Company and Spinteknology has denied that the input/output board technology was ever developed or that the input/output board technology was marketable. They have also denied making any sales of the technology. Spinteknology has asserted a counterclaim to the arbitration demand against Sailfin for failing to produce a workable input/output board technology, and seeks to recover presently unspecified damages. The parties will probably begin discovery in June 1998.

ITEM 2.  Changes in Securities

         Not applicable

ITEM 3.  Defaults upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

On February 27, 1998, the Company initiated the private placement of certain 6% Secured Convertible Notes due February 28, 2008 in the aggregate principal amount of a maximum of $5 million to a limited number of investors. The Notes are due February 28, 2008, with interest payable annually beginning February 28, 1999. The Notes are being sold in denominations of $100,000, with consideration payable at the time of the subscription. The Notes are convertible by the Holders at any time through February 28, 2001, into shares of the Company's $.002 par value common stock in a number equal to .8% per Unit of the then outstanding shares of common stock. In addition, the Company may require conversion at certain times through February 28, 2001 under certain circumstances.

As of April 30, 1998, the Company has received subscriptions for the Notes totalling $2.0 million, $1.9 million of which is from the Malcolm C.
Davenport V, Family Trust. Malcolm C. Davenport, a director of the Company, is a co-trustee and has certain beneficial control of the Trust, though no economic interest. The remaining investor is unrelated to the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
        11.1 Computation of earnings per share
        27.1    Financial Data Schedule.

(b)	Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended
        March 31, 1998.

                        SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SPINTEK GAMING TECHNOLOGIES, INC.


                                              By: /s/ GARY L. COULTER
Date: May 14, 1998                                Gary L. Coulter
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                              By: /s/ ROBERT  E. HUGGINS
Date: May 14, 1998                                Robert E. Huggins
                                                  Senior Vice President,
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  and Accounting Officer)

                                              By: /s/ MALCOLM C. DAVENPORT, V
Date: May 14, 1998                                  Malcolm C. Davenport V
                                                    Director

                                              By: /s/ PATRICK W. MCGRATH
Date: May 14, 1998                                  Patrick W. McGrath
                                                    Director