Form 10KSB
period 1998-06-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1998-09-28
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 _X_ Annual report pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act of 1934 for the fiscal year --- ended June 30, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-27226

                        SPINTEK GAMING TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its Charter)

             Nevada                                        33-0134823
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

901-B Grier Drive, Las Vegas, Nevada 89119                  (702) 263-3660
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                       Name of Exchange on which registered:
--------------------                       -------------------------------------
      None                                                None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.002 per share
                    ----------------------------------------
                                (Title of Class)

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

The issuer's revenues for the fiscal year ended June 30, 1998 were:  $444,011.
                                                                     --------

There were 18,673,055 outstanding shares of common stock, par value $0.002 per share, as of August 31, 1998. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of August 31, 1998, was $4,624,570 based on the last sales price on such date.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Transitional Small Business Disclosure Format:  Yes ___     No  _X_

                                CAUTIONARY NOTICE
                                -----------------

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as terms expressing future expectations, enthusiasm about future potential and anticipated growth in sales, revenues and earnings, and like expressions typically identify such statements. All forward-looking statements, although made in good faith, are subject to important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, results may differ from those expressed in any forward-looking statements made herein. Such statements are necessarily speculative, and factors including, but not limited to, unusual production or supply problems, unusual risks attending foreign transactions, year 2000 problems, competitive pressures, unanticipated problems in obtaining approvals and/or licenses from governmental authorities as to products or the ability to sell products in any jurisdiction, a general deterioration in domestic or global economic conditions, and changes in federal or state tax laws or laws permitting legalized gaming in any jurisdiction within which gaming is currently conducted or the administration of such laws could cause results to differ materially from those projected.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

General

     Spintek Gaming Technologies, Inc., referred to herein as the "Company" or "Spintek" was originally incorporated in the State of California on September 11, 1984. Pursuant to a vote of the shareholders approving a merger at the Company's annual meeting on January 21, 1998, the Company was merged with and into a newly-formed corporation solely for effecting a change in the legal domicile of the Company. Upon acceptance of articles of merger filed with the States of California and Nevada, the Company was reincorporated as a Nevada corporation on August 24, 1998. The Company is based in Las Vegas, Nevada. The Company is authorized to issue 100,000,000 shares of Common Stock and 100,000 shares of preferred stock. Its $0.002 par value Common Stock trades on the Bulletin Board under the symbol "SPTK." The Company markets and licenses worldwide certain proprietary gaming and nongaming technology.

     The Company originally distributed products in the medical first aid and personal safety field from its corporate offices in Laguna Hills, California. On September 14, 1995, the stockholders of the Company approved the acquisition of Spintek Gaming, Inc. ("Gaming"), a Georgia corporation that was incorporated in December 1993. Such acquisition, effected by an exchange of the common stock of the entities, was deemed to be effective as of July 1, 1995. As part of the transaction whereby the Company acquired Gaming, the medical, first aid and related safety product distribution business of the Company, as well as substantially all of its assets, together with its liabilities, were sold to and assumed by a limited liability company, owned by its former president and former controlling stockholder for $150,000. This transaction was also approved by the stockholders of the Company on September 14, 1995. On September 26, 1995, the Company filed an amendment to its articles of incorporation pursuant to which it effected a reverse split on a 1 share for 2 basis, changed the value of its common stock from no par value to $0.002 par value per share and changed its name from GSA, Inc. to Spintek Gaming Technologies, Inc. As a consequence of the above described transactions, the Company became the holding company of its wholly-owned subsidiary Gaming, as well as Gaming's wholly-owned subsidiary, Spinteknology, Inc. ("Spinteknology").


Equipment and Technology

     The Company's corporate mission calls for it to identify, refine and then market and license proprietary gaming and non-gaming technology on a worldwide basis. Since April 1996, the Company, through its subsidiaries, has devoted its efforts to the development of proprietary technology for determining the contents of a slot machine hopper and an on-line data collection system that allows a casino to utilize this financial and security information ("AccuSystem"). The Company believes this proprietary technology is unique in the gaming industry. Trademark applications on the Company's proprietary trademarks are currently pending with the United States Patent Office and certain foreign patent authorities.

     AccuSystem was developed for the casino industry to gather financial and security information into an easy to read format which uses the latest standards in open database technology, allowing access for custom reporting through third party programs such as Crystal Reports or Report Smith. AccuSystem is comprised of the following products: "AccuHopper(TM)," "AccuBoard," "AccuDrop," and the AccuSystem software. Some of these products can be used independently or they can be combined together to offer a level of coin control that has been non-existent in the casino industry.

     The heart of the system is the AccuHopper, which utilizes proprietary technology for weighing hopper contents. AccuHopper can be calibrated for any denomination of coin or token and, once calibrated, is accurate within three one hundredths of one percent. Management believes that no other product currently exists in the market that can give the current contents of a slot hopper with reliability. Any other system that attempts to provide this information relies on at least four separate components: beginning hopper balance, coin traveling from the coin receptor into the hopper, fills placed into the hopper, and coin diverted from the hopper. An error in any one of the four components results in an error that continues indefinitely (and can increase due to cumulative meter errors unless corrected manually). The Company has developed AccuHopper, which relays the hopper contents electronically to AccuBoard or to other on-line accounting systems currently on the market.

     AccuDrop, which is being tested in a Nevada casino, is similar to the AccuHopper but relays the number of coins currently in the drop compartment. By allowing the casino operator to always know the amount of money in the drop compartment on a real-time basis, it can be used to determine when drop buckets need to be emptied. With the proliferation of bill acceptors in slot machines, coin drop has been reduced to only about ten to twenty percent of the total drop. Currently, most casinos waste a lot of time emptying and tracking drop buckets that are either empty or would not necessarily require emptying due to insignificant contents.

     AccuBoard is capable of collecting data from AccuHopper and AccuDrop along with other types of data from a slot machine (i.e. "Door Open", "Door Close", meter information, and "In Play" status). The AccuBoard is powered by a micro-controller which includes a real-time clock to timestamp events that occur at the slot machine. Up to two hundred and fifty-five events can be recorded and maintained until a system requests them. AccuBoard also adds the ability to monitor external switches which have been used for monitoring activity in a casino's auxiliary fill containers. AccuBoard will create an event when either an auxiliary fill container door is opened or a fill bag of coins is removed from the compartment. AccuBoard is configurable such that low hopper levels can be assigned and used to illuminate an indicator to show that the hopper is currently low, thus potentially avoiding a hopper empty condition and play interruption.

     AccuSystem software includes the following programs: AccuPoller, AccuView, AccuReports, and AccuAdministrator.

     o AccuPoller is a real-time polling system program that retrieves the data from the AccuBoard and stores it into the SQL database.

     o AccuView is a real-time floor display that provides the casino with an easy to use graphic display of the hopper, drop, and fill bag inventory.

     o AccuAdministrator allows the user to define application level security for all AccuSystem software. Security setup includes designating user groups and assigning features and functions applicable to that group. An unlimited number of different used groups may be setup.

     AccuSystem offers the operator control features that are not available from any other product currently available in the market. Some knowledgeable members of the gaming industry have estimated that employee theft from slot machines could be in excess of two percent of the house win. Theft can occur any time a slot machine door is open and an employee has access to funds in the hopper while performing normal duties such as clearing a coin jam, replacing a burned out light bulb, or making a routine hopper fill. AccuSystem can accurately report the amount of coins in the hopper before the machine door is opened, and the amount of coins in the hopper after the employee closes the machine door securing the slot machine. With this information any coin discrepancies can be reported to the operator for further investigation.

     In addition to the added controls which reduce the amount of employee theft, it is Management's belief that use of AccuHopper in connection with existing on-line slot accounting systems will also result in payroll savings to the operator. Some jurisdictions require that the contents of slot hoppers be counted on a routine basis, a cumbersome and costly process. AccuHopper provides this information continuously and accurately to within a tolerance which management anticipates will be acceptable to gaming regulators in substantially all jurisdictions, domestic and international, thus eliminating the need to count the hopper contents manually. AccuHopper can also notify the operator of the need for a fill before the hopper goes empty and the slot machine shuts down, thereby interrupting a customer's play. A fill can interrupt the play of a customer for an average of fifteen minutes but can take more than thirty minutes during times of heavy play. By using AccuHopper the operator will be able to schedule some fills during slower periods of play, thereby reducing the number of slot machines that shut down due to an empty hopper condition.

     The Company has conducted tests on the AccuHopper at various casinos in Las Vegas, Nevada and Atlantic City, New Jersey during the past several months. During the tests the product continued to be refined to meet the requests and needs of the operators at those casinos testing the product. Management believes that the changes incorporated as a result of input from the tests have enhanced the product.

     Although the AccuHopper is capable of operating on a stand-alone basis, either by means of hard wire or radio frequency transmission of data, many of the casinos participating in the field tests of the system have indicated that they would prefer to have it interface with their existing slot accounting systems. Two of the primary developers and vendors of slot machine accounting systems, Bally Systems and Casino Data Systems, have completed the interface process which allows for the data received from the AccuSystem to be incorporated into their accounting reports. The interface with the Bally SDS system is, as of September 9, 1998, undergoing field trial as required by the Nevada gaming authorities. Should the field trial not result in any significant operational problems, management anticipates Bally Systems will submit the interface for approval as required by the gaming authorities in the various worldwide jurisdictions in which they operate. The interface with Casino Data Systems was recently submitted for approval to the gaming authorities in various jurisdictions in the United States in which they operate. Management is also currently in discussions with other slot accounting software vendors who have expressed an interest in completing an interface for their online software accounting systems with AccuHopper.

     In addition to working with various slot accounting software companies to incorporate the AccuHopper into their systems, the Company is also engaged in discussions with several of the slot machine manufacturing companies to encourage them to incorporate the AccuHopper as an option for factory installation in their newly manufactured slot machines. Although discussions with those companies continue, to date only two slot machines manufacturers have entered into license agreements with the Company for AccuHopper (see "Marketing" below).


Marketing

     The Company has initiated a comprehensive sales and marketing program for its product. Management believes there is a worldwide market for the AccuSystem and/or the components which comprise the system and intends to market its products either by direct sales or through licensing arrangements with manufacturers of slot machines, coin hoppers and the major domestic and worldwide manufacturers of automated accounting systems for slot machines.

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

     License Agreements. Management is attempting to forge strategic alliances with companies that are already successful in the gaming industry which are presently looking to enhance their existing products and/or expand their presence in foreign markets as opportunities for sales growth. In January 1998, Spinteknology entered into a joint venture with Kinsale Development Proprietary Limited ("Kinsale"), an Australian company, to form a company named "Spintek Gaming Pty Ltd. ("SGPL") which will distribute the Company's products in Australia, New Zealand, Macao, Singapore, Hong Kong, China, Indonesia, Philippines, South Korea, Guam, Brunei, Thailand, Noumea, Vanuatu, Taiwan, Laos, Cambodia, Kampuchea, Vietnam, Samoa, Fiji, Nauru, Kiribati, and Tonga (the "Territory"). Spinteknology, a twenty percent (20%) joint venture participant in SGPL, will receive a royalty of US$50 per unit sold by SGPL in the Territory in addition to twenty percent (20%) of the net profits of SGPL.

     As of May 31, 1998, the Company had signed four technology licensing agreements, in which the Company has given a nonexclusive license to four separate companies for the AccuHopper. These four license agreements are with SGPL, SUZO International, (N.L.) B.V. ("SUZO"), International Gaming Technology, Inc. ("IGT") and Alliance/Bally Gaming, Inc. ("Bally"). Each of the agreements requires a fee to be paid to the Company for each AccuHopper sold by the licensee. SUZO has completed a field trial at a European casino. While management is optimistic about its international opportunities, to date no sales have taken place by any of these companies, nor can there be any assurance that the Company will recognize revenues as a result of these agreements.


Competition

     Management does not believe there is currently any competition for its hopper-weighing technology. The Company's principal product, AccuSystem, is capable of operating on a stand-alone basis. In addition, management has adopted a policy of forming alliances with accounting system manufacturer with a focus on writing interfaces to incorporate the data generated by AccuSystem into their systems. Management is diligently working toward solidifying those relationships in the belief that once a working interface has been written the Company will benefit from access to the existing customers of the accounting system manufacturers. Those manufacturers who have completed an interface have a more complete product to market. Management therefore no longer considers the Company to be in direct competition with existing data collection and accounting systems manufacturers.


Raw Materials and Principal Suppliers

     The components of AccuSystem and associated products are made from currently available materials. Such raw materials include steel, aluminum, copper, brass, plastics, zinc, and silicon, and are currently widely available to the Company. The Company sometimes purchases the raw materials directly, which it subcontracts to assemblers for assembly, and sometimes it purchases completed sub-parts and subassemblies from suppliers. There can be no assurance that certain raw materials used in the Company's products will remain available in the future or that the Company will be able to find alternate materials in the event that such materials become unavailable.

     The Company is dependent on various suppliers for the components of its AccuSystem and data collection and accounting systems. Although management believes that there are a number of alternative sources for most of these components, the Company presently must obtain certain components from a limited number of
                                       6
suppliers. The principal suppliers to the Company for the components that make up its AccuSystem and data collection and accounting systems are; ESS Electronics, GMD Multitek Ltd and American Laser.


Major Customers

     Although management believes the field trials mentioned above are proceeding satisfactorily, there can be no assurances that any of the trials will result in a sale. As of September 19, 1998, the Company has consummated sales to five casinos for approximately 1,375 AccuHoppers and is in the process of installing 2,672 AccuHoppers in three other casinos for which it has signed sales contracts. Once these current installations are completed, the Company will have recorded sales of over 4,000 AccuHoppers for a total of approximately $2,000,000, with sales having occurred in Nevada, New Jersey, Minnesota, Connecticut and Iowa.

Patents, Trademarks, Licenses and Royalty Agreements

     The Company currently has patent applications for its hopper weighing technology pending with the United States Patent Office as well as applications pending in other countries. Patents have been awarded and the Company feels that more patents will be issued. However, there can be no assurance that the patents will be granted or, if granted, will be effective in preventing competitors from developing similar systems.

     On July 30, 1997, Spinteknology received a patent for proprietary slot/amusement/vending machine coin-weighing technology from the Department of Trade and Industry, Republic of South Africa. This patent encompasses hopper weighing technology used by the Company to thwart technician and player fraud as well as drop-box counting and weighing of coins. The Company has filed numerous applications for other countries worldwide under the auspices of the of international patent treaty guidelines.

     On June 3, 1998, Spinteknology was awarded its first patent by the European Patent Organization (E.P.O.). Another patent received its second publication on August 26, 1998. Patents issued by the E.P.O. are applicable for eighteen contracting European states and four designated extension European states. In regard to the patent issued June 3, 1998, the Company is currently expediting validation for each of these states and it is anticipated that the validated patents will be forthcoming. The issued E.P.O. patent, as well as the patent having been given a second publication, are applicable for the five European states in which Azkoyen, a Spanish company, has pending patent applications that may be deemed similar to the Company's E.P.O. patent. Though the granting of a patent to the Company in the E.P.O. states is considered a mandate of intellectual property rights, and management believes the Company's claims are valid and intends to vigorously assert its rights, it is unable to estimate the possible outcome of any potential proceedings regarding this matter nor the ultimate financial effect it might have on the Company.

     The Company has applied for trademarks for corporate and product identification in the United States and worldwide. To date, some trademarks have been issued in various countries and the Company anticipates further trademark publications in the coming fiscal year.

     As of June 30, 1998, the Company had no franchises.


Federal Gaming Regulation

     The federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive slot machines (or devices defined as "gaming-type" units, e.g., video poker games). The Federal Act also makes it illegal to ship certain slot game components across state lines as well as operating gaming machines unless that person or company has first registered with the Attorney General of the United States. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act can result in seizure and forfeiture of the equipment, as well as other penalties.

     Regulation of Stockholders of Publicly Traded Corporations: In most jurisdictions, at the discretion of the gaming regulatory authorities, a stockholder with a substantial position in a company (i.e., owning 5% or more of available shares) can be required to file an application for a license, finding of suitability or other approval, and in the process to subject himself or herself to an investigation by those authorities.

     Nevada Regulation: The Company is subject to regulation by authorities in most jurisdictions in which its products are anticipated to be sold or used by persons or entities licensed to conduct gaming activities, including but not limited to, Nevada. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or finding of suitability processes with respect to the Company, its personnel and its products can be lengthy and expensive. Generally, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they deem reasonable. The Company's AccuSystem as well as each of the individual components thereof, are generally classified as "associated gaming equipment" which is equipment that is not classified as a "gaming device," but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require manufacturers and distributors of "associated equipment" to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction.

     In Nevada, manufacturers and distributors of "associated equipment" are not required to be licensed or found suitable, unless the Nevada Gaming Commission ("Nevada Commission") upon the recommendation of the Nevada State Gaming Control Board ("Nevada Board") elects to require that such manufacturer and/or distributor file an application for a finding of suitability to manufacture and/or distribute associated equipment for use or play in Nevada. However, associated equipment must be approved by the Nevada Board. To date, the Company has complied with the associated equipment approval process for each location at which the AccuSystem is installed and/or on field trial in Nevada. The Company has not been required by the Nevada Board or Nevada Commission to apply for a finding of suitability as a manufacturer and distributor of "associated equipment." In the event that the Company were required to apply for a finding of suitability, it would have to file the required applications and be found suitable by the Nevada Commission in order to continue to manufacture and distribute the AccuSystem for use or play in Nevada.

     Currently, the Company's product line of hopper assessment technology is considered "non-gaming" in many US jurisdictions. However, the Company maintains its registration with the US Attorney General so that any shipments of product, regardless of destination, are legal under the Federal Act.


Present Gaming Compliance Status

     Compliance with United States and international gaming jurisdiction regulations falls within two distinct areas; suitability of the product (i.e., certification that the product meets the standards of the jurisdiction) and suitability of the corporation and its directors/officers to do business in the jurisdiction. The Company has achieved compliance standards in both of these areas.

     The Company currently produces a product line that is, in the majority of gaming jurisdiction, considered "non-gaming". Since AccuSystem does not affect game outcome in slot machines and does not directly affect revenue reporting, it is not a gaming device. Generally, such products are defined as "associated equipment".

     Since the Company does not make a gaming device it has not been required by most jurisdictions to obtain a "gaming license" (i.e., corporate suitability). However, since AccuSystem is installed in gaming devices, most jurisdictions have required certification of the product.

     In 1995, the Company submitted a combination of products to the Electronic Services division of the State of Nevada Gaming Control Board ("SNGCB") for assessment and certification. The AccuSystem at that time comprised the AccuHopper weighing technology, AccuTrack user interface software, AccuBoard machine/coin data acquisition PCB (Printed Circuit Board) and the TEK TOUCH PEN 2000, a data acquisition device that extracted stored data from the AccuBoard.

     On October 13, 1995, the SNGCB found that the AccuSystem was suitable and issued a product approval for use in Nevada. Subsequent approvals by that entity have been granted up to and including 1998 for hardware, firmware and software modifications to the original AccuSystem product line.

     In September 1997, the Company was given the opportunity to install AccuSystem into slot machines of Bally's Park Place Casino in Atlantic City, New Jersey. Again, the Company was not required to obtain a gaming license1, but certification of AccuSystem by the Division of Gaming Enforcement ("DGE") was required. The Company submitted AccuSystem to the DGE and the product was found suitable on October 16, 1997.

     In September 1997, the Mohegan Sun Resort Casino, located in Uncasville, Connecticut, requested the Company to initiate endeavors for product certification so that that facility could purchase AccuSystem2. The Company submitted AccuSystem for testing and certification by Gaming Laboratories International, Inc. ("GLI"), an independent testing facility3 for gaming devices and associated equipment based in Toms River, New Jersey. GLI found AccuSystem suitable and issued a certification letter on October 10, 1997 to the Mohegan tribal gaming commission and the State of Connecticut Department of Revenue Services. Subsequently, GLI approved hardware/firmware/software upgrades and issued a second certification letter on February 20, 19984.. Since then, approvals for AccuSystem by G.L.I. have extended to other gaming jurisdictions, and modifications to software/firmware have been certified. Independently of the GLI's findings, on April 15, 1998, the State of Connecticut, Department of Revenue Service/Division of Special Revenue notified the Mohegan Tribal Gaming Commission that there had been a reassessment of AccuSystem by that authority. Because of the possibility of fundamental changes in slot accounting systems that could be precipitated by the use of AccuSystem, it was the determination of the state authority that the Company must be registered as a gaming services entity as defined by the Tribal-State Compact. Registration requires applications filed for the Company, its directors and officers. It was stipulated that further business between the company and the Mohegan Sun Casino was to be suspended pending completion of applications, review of application material and background investigations.

     The Company intends to have all applications submitted in the near future. The Mohegan Tribal Gaming Commission, pursuant to amended conditions defined by the Tribal-State Compact can petition the State of Connecticut, Department of Revenue Service/Division of Special Revenue, to expedite the review of the

--------

1 The Company was required to obtain a "Vendor Registration" with the customer casino, which is a document filed with the gaming authorities in New Jersey. A Vendor Registration allows a company to do business in Atlantic City, but is not a "gaming license". Each sale in that jurisdiction will require a Vendor Registration complete for each property/customer.

2 As was the case with New Jersey, the Company was required to obtain a "Vendor Registration" with the Mohegan tribe. This was accomplished in October 1997.

3 Only  four  (4)  US  gaming  jurisdictions   maintain   testing/certification
facilities; Nevada, New Jersey, Mississippi and Montana. Most other US and Canadian gaming jurisdictions rely on GLI for testing and product certification.

4 GLI can and will issue product approval/certification letters to other jurisdictions based on a request by a casino and/or Amerindian tribal gaming commission.

submitted applications.

     In November 1997, the Company was asked to begin licensing procedures by the Shakopee Mdewakanton Sioux Community Gaming Commission, which is the tribal entity that oversees compliance matters for the tribal property Mystic Lake Casino in Minnesota. Due to the compact that tribe has with the state under the auspices of the National Indian Gaming Act of 1988, all vendors of any gaming devices and associated equipment are required to be licensed by the tribal gaming commission. The Company completed its application and a Class C Vendor gaming license was issued to the Company on January 29, 1998.


Application of Future or Additional Regulatory Requirements

     In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are expected to be made. However, there is no assurance that such licenses, approvals or findings or suitability will be obtained and that they will not be revoked, suspended or unsuitably conditioned. There is no assurance that the Company will be able to obtain in a timely manner the necessary approvals for its future products as they are developed nor is there assurance that such approval can be obtained at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from selling its products for use in that jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.


Impact of Environmental Laws

     The Company is not aware of any federal, state or local environmental laws which would effect its operations.


Employees

     The Company is not subject to any union labor contracts or collective bargaining agreements, and relations with its employees are satisfactory. As of September 19, 1998, the Company had thirty-three full time employees at its corporate facilities in Las Vegas, Nevada.


Research and Development

     During the years ended June 30, 1998, 1997 and 1996, the Company expended approximately $1,327,000, $880,000 and $1,352,000, respectively, on research and development activities. From inception on March 31, 1995 through the third quarter of fiscal 1998, the Company and its subsidiaries reported operating activities as a development stage enterprise. With the development of marketable product and the commencement of active marketing and sales activities in the last four months of fiscal 1998, management feels that the Company has emerged from reporting its financial activities as a development stage enterprise. The cost of research is not borne directly by the Company's customers.

     The Company will incur certain research and development expenses in the refinement of certain AccuSystem related products currently being researched, and into the development of new products that utilize the Company's proprietary technology that is incorporated into its current products. Management does not intend to commit significant resources to the development of products or technologies outside of its current focus until the Company has achieved positive cash flow from the sales of its existing products.


ITEM 2.       DESCRIPTION OF PROPERTIES
              -------------------------

     The Company's corporate headquarters are located in Las Vegas, Nevada in a 15,182 square foot building. On August 31, 1998, the Company's lease on the facility expired, and the Company currently occupies the facility on a month-to-month basis for a net monthly rental to the Company of $8,350 plus $2,250 for common area maintenance fees. The Company has entered into a sixty-two month lease agreement for a 16,903 square foot facility located in the same general area as the current facility. Approximately three quarters of the new building will be utilized for office space and the remainder for warehouse, shop and product assembly. The commencement date of the lease will be the date when construction is completed and the Company acquires possession of the premises. Management anticipates that possession will occur in November 1998. The monthly base rent for the new facility will be $13,130 in the first year with annual increases to $18,655 for the final twelve months of the lease, plus $1,690 in estimated monthly common area maintenance fees and landlord operating expense reimbursement which may increase during the term of the lease based on possible increases in expenses incurred by the landlord as defined in the lease. The minimum lease commitment for this noncancellable operating lease will approximate $92,000 for the year ended June 30, 1999 and will total approximately $1,125,000 during the sixty-two month term of the lease.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     On October 1, 1997, the Company entered into an Interference Settlement Agreement with Bally Gaming International, Inc./Alliance Gaming Corporation and filed same with the United States Patent and Trademark Office in Washington, D.C. In settlement, both parties have agreed to grant to one another non-exclusive licensing of the coin weighing patent claims that they own, including the grant of those rights to affiliates. "... Bally acknowledges Spintek's exclusive right, priority and entitlement to TECHNICIAN FRAUD patent claims wherever Spintek has patents or patent applications containing such claims ... Spintek acknowledges Bally's exclusive right, priority and entitlement to PLAYER FRAUD patent claims wherever Bally has patent or patent applications containing such claims."

     On September 25, 1996, Unique Entertainment, a Nevada Corporation ("Unique"), filed a complaint in Clark County (Las Vegas), Nevada District Court against Spintek asserting breach of contract and related claims. Unique is an entertainment agency. It alleges that on November 22, 1995, Unique and the Company entered into a written contract whereby the agency agreed to provide two magicians to perform on the Company's behalf at various gaming shows. The contract price is $80,000. The magicians never in fact performed. The Company has filed an answer denying liability, specifically asserting that no Company agent or employee signed the contract and no such signature was or would ever have been authorized by the Company. The Company further contends that because the magicians never in fact performed, its liability, if any, would be extremely limited, and not the full contract price which the plaintiff seeks. To date, the Unique has conducted virtually no discovery and has done little to pursue the case. It is anticipated that the case will be tried or settled within the next few months.

     On October 10, 1996, Richard M. Mathis of Reno, Nevada ("Mathis") filed a complaint in the Washoe County (Reno), Nevada District Court against the Company, Spintek International, Inc., and Lanier M. Davenport, who, until October 18, 1996, was chairman and chief executive officer of Gaming and is still the beneficial owner of more than 5% of the Company's common stock. In his suit, Mathis contends that he was forced by the Company and Davenport to transfer to Davenport his ownership and control of the Company, and that, with the Company's assistance, Davenport defrauded him, breached a fiduciary duty to him and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000. On January 6, 1997, the Company and Spintek International, Inc. filed a motion to dismiss. On April 14, 1998, the trial court granted in part the Company's motion to dismiss and dismissed two of the eleven claims in Mathis' complaint. On July 8, 1998, the court granted summary judgment to co-defendant Lanier Davenport. Still pending before the court is the Company's separated motion for summary judgment, which essentially asserts, among other things, that because the court ruled that Davenport had committed no wrongdoing, the Company could not be found to have committed any wrongdoing, as all of Mathis' allegations against the Company are based solely upon the acts or omissions of Davenport. The Company expects a ruling on its motion by the end of the calendar year.

         The Company has compromised and settled all of the litigation and binding arbitration between itself, Michael D. Fort ("Fort"), and Sailfin Investments, Ltd ("Sailfin") , a company that the Company believed to be under the control of Fort. The Company filed suit on February 14, 1997 against Fort, a former officer and director of the Company, claiming that Fort must return $240,000 to the Company that was paid to him in anticipation of a change in control of the Company that did not actually occur. In addition, the Company filed suit against Sailfin seeking a declaratory judgment that the Company had already paid Sailfin in full for services rendered in accordance with the terms of a consulting services agreement, and was, therefore, not required to make quarterly royalty payments. The Company also sought the return of certain shares of the Company's stock that were paid to Sailfin in accordance with the terms of the consulting services agreement. As a result of the global settlement of the Fort and Sailfin litigation, each party dismissed all of its claims against the other. The Company removed the Rule 144 restrictive legend from the certificate representing the shares of the Company's common stock at issue in the Sailfin case. Further, each party has agreed to bear its own costs and expenses incurred in the litigation. Finally, Sailfin dismissed its claim to any royalties on all past and future sales.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

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

                                              Common Stock Price
                                              ------------------
                                   Bid Prices                   Ask Prices
                                   ----------                   ----------
                              High           Low             High         Low
                              ----           ---             ----         ---
Fiscal 1997
         1st Quarter         $2.06          $1.00           $2.06        $1.12
         2nd Quarter          1.12           0.31            1.19         0.31
         3rd Quarter          0.56           0.31            0.56         0.31
         4th Quarter          0.65           0.19            0.65         0.19

Fiscal 1998
         1st Quarter          0.56           0.45            0.59         0.45
         2nd Quarter          1.14           0.43            1.23         0.45
         3rd Quarter          0.73           0.39            0.78         0.39
         4th Quarter          0.69           0.42            0.75         0.43

     As of August 31, 1998, the Company had approximately 320 holders of record of its common stock, representing approximately 6,260,000 shares. Approximately 12,413,000 additional shares were held by Cede & Co. for street name holders of the Company's common stock. The Company estimates there were approximately 2,000 additional beneficial holders of the Company's common stock.

     The Company has not paid any dividends on its common stock, other than a dividend aggregating approximately $150,000 distributed to stockholders of record on August 22, 1995. This dividend preceded the acquisition of Gaming. The Company does not intend to pay any dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

Background Information

     Since its inception in March 1995, the Company's business plan has been to develop and market proprietary gaming and nongaming technology, patent such technology nationally and internationally, and obtain all necessary governmental approvals and/or licenses to sell products developed with this exclusive technology not only in the United States, but worldwide. The Company has focused its efforts on a slot machine hopper weighing system and certain ancillary products specifically for the gaming industry ("AccuSystem" or "AccuHopper") that Spintek began to actively market in the second half of the Company's fiscal 1998. With sales of AccuHopper having occurred in the third and fourth quarters of fiscal 1998, and continuing into the first quarter of fiscal 1999, the Company is no longer considered to be a development stage enterprise for financial reporting purposes. The Company is currently focused on developing revenues and income from sales of the AccuSystem on both a stand alone basis,
and,  as  described  below,   through  association  with  various  slot  machine
manufacturers and through the interface of AccuSystem with slot machine accounting systems utilized in the gaming industry. Based on this current philosophy, management does not intend to commit significant resources to the development of products or technologies outside of its current focus until it has achieved positive cash flow from sales of its initial products.

     During fiscal 1998, the Company, after various field trials, received approval of its stand alone AccuSystem product from Gaming Laboratories International, from the states of Nevada, Mississippi and New Jersey, and from Native American tribal authorities in the states of Connecticut and Minnesota. Two of the primary developers and vendors of slot machine accounting systems, Bally Systems and Casino Data Systems, have completed the interface process which allows for the data received from the AccuHopper to be incorporated into their accounting reports. The interface with the Bally SDS system is, as of September 9, 1998, undergoing field trial as required by the Nevada gaming authorities. Should the field trial not result in any significant operational problems, management anticipates Bally Systems will submit the interface for approval as required by the gaming authorities in the various worldwide jurisdictions in which they operate. The interface with Casino Data Systems was recently submitted for approval to the gaming authorities in various jurisdictions in the United States in which they conduct business operations.

     The Company is currently working with other manufacturers of slot machine accounting systems on the interface of AccuSystem with their systems. No assurance can be given that any of the above interfaces will ultimately be successful, or that the various governmental agencies overseeing gaming activities in jurisdictions where gaming is legal will approve of the interfacing of the Company's AccuSystem with the above noted vendors of slot machine accounting systems.

     The Company has license agreements with IGT, Bally, SUZO and SGPL that permits each of them to incorporate the AccuHopper technology in new machines they produce with a license fee payment to the Company. To date, none of these companies has produced any slot machines that incorporate the Company's system.

     The accompanying financial statements for prior periods reflect certain reclassifications, which have no effect on net losses or cash flow in those periods, to conform with classifications in the current period.

Year 2000 Considerations

     The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year" 2000" as the year "1900" or not at all (the "Year 2000 Issue"). Management has made a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant.

     Spintek's hopper weighing technology is date sensitive and has been programmed to be Year 2000 compliant. The Company's primary customers are hotel/casinos who utilize slot machines and/or slot machine accounting systems into which the Company's product is either installed or interfaced. Although the Company has not received assurances from the primary slot machine manufacturers or the slot system manufacturers as to the Year 2000 Issue, the Company expects that at least a majority of these manufacturers will be Year 2000 compliant.

     Spintek is preparing to contact its primary suppliers of key components of its hopper weighing system to receive assurance that the Year 2000 Issue will not directly impact their ability to supply the Company with product. The Company will request that such assurances be received by the end of calendar 1998 which will provide for a one year period to locate alternative suppliers.

     Now that the Company has commenced sales of its product, management is in the process of researching the purchase of an enhanced software system that will meet its manufacturing, inventory control and accounting needs. The Company will receive assurance from each supplier that the new system is Year 2000 compliant.

     Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations.


Results of Operation

Years Ended June 30, 1998 and 1997

     During the third and fourth quarters of 1998, the Company recorded its initial sales of approximately $444,000. The Company offered sales discounts from the listed sales price to those casinos who have assisted the Company in perfecting AccuHopper through field tests. These sales discounts, coupled with higher initial cost of product due to the initial relatively small quantities of inventory ordered, negatively impacted the Company's gross margin which was 37% on these initial sales. On June 30, 1998, the Company reported as a current liability approximately $247,000 in deposits received from customers for future sales. As of September 9, 1998, the Company has recorded sales of 1,375 AccuHoppers and is in the process of installing 2,672 additional AccuHoppers in three casinos in Nevada, Iowa and Minnesota pursuant to the terms of sales contracts with those casinos.

     Research and development expenses increased approximately $446,000, or 51%, to $1,327,000 for the year ended June 30, 1998 from just over $880,000 in the prior year. In addition to research and development costs incurred in perfecting the AccuHopper to operate on a stand alone basis, in fiscal 1998 the Company significantly increased its focus on enhancing the AccuSystems's ability to interface with the predominant slot accounting systems currently utilized in the casino industry. Additional research and development expenses were incurred in developing ancillary products that will be marketable in conjunction with the AccuHopper.

     Selling, general and administrative expenditures increased approximately $1,225,000, or 54%, from $2,271,000 in fiscal 1997 to $3,496,000 in fiscal 1998.
An increase in payroll and payroll related expenses of approximately $409,000, $280,000 of which was for sales and marketing personnel, was the most significant contributor to the increase. Legal fees for the year ended June 30, 1998 were $898,000 compared to $551,000 in the prior year, an increase of $347,000 or 63%. Legal expenses incurred in jurisdictional product licensing activities, debt and equity financing activities, the joint venture with the Australian company and various litigation matters accounted for this increase in legal expenses. Other significant increases in selling, general and administrative expenses were (i) bonus compensation associated with the Company's SAR Plan implemented on June 1, 1997 increased to $195,000 in fiscal 1998 compared to $15,000 in the prior year; (ii) bad debt expense increased to $180,000 from $60,000 when comparing the two years in connection with a $240,000 receivable from a former officer and director of the Company that was written off during the year ended June 30, 1998; and (iii) an increase of $67,000 in advertising expense.

     Interest and other income decreased from $141,000 for the year ended June 30, 1997 to $13,000 for the year ended June 30, 1998, primarily due a $74,000 deposit that was forfeited to the Company in fiscal 1997. Interest expense decreased from $534,000 for the year ended June 30, 1997 to $71,000 in fiscal 1998 as a result of the expensing of debt discount and issuance costs incurred in connection with the debenture issued in July 1996 being converted into preferred stock in October 1996.

     Depreciation and amortization expense increased $18,000, or 67%, to $45,000 if fiscal 1998 from $27,000 in the prior year. The increase was primarily due to purchases of depreciable assets used in the Company's business operations.

     As detailed in the accompanying Notes to Financial Statements, valuation allowances have been established for deferred tax assets due to the Company's historical results of operations. Therefore, the income statement does not reflect any income tax benefit that would potentially be realized through net operating loss carry forwards.

Years Ended June 30, 1997 and 1996

     Research and development expenses decreased from $1,352,000 for the year ended June 30, 1996 to $880,000 for the year ended June 30, 1997. A significant portion of the research and development expenses incurred in fiscal 1996 were associated with the Company's slot machine and slot machine hopper projects which were abandoned in April 1996.

     Selling, general and administrative expenses decreased $558,000, or 20%, from $2,829,000 for the year ended June 30, 1996 to $2,271,000 for the year ended June 30, 1997. Trade show expenses decreased $336,000, from $363,000 for the year ended June 30, 1996 to $27,000 in fiscal 1997. In addition, fiscal 1996 included $524,000 in expense which resulted from the extinguishment of employee contracts which was paid in the form of common stock of the Company to certain key employees and/or their designees. Legal expenses increased $272,000 to $551,000 in fiscal 1997 from $279,000 in fiscal 1996, primarily due to legal fees incurred in in pursuit of perfecting the Company's pending patent on its hopper weighing technology; legal fees incurred in conjunction with the Company's various financing and equity transactions; and legal expenses incurred in various litigation.

     Interest and other income increased $123,000, to $141,000 for the year ended June 30, 1997 from $18,000 in fiscal 1996, primarily due to a $74,000 deposit to the Company that was forfeited in fiscal 1997. Interest expense was $534,000 for the year ended June 30, 1997 compared to $106,000 for the year ended June 30, 1996,
                                       16
an increase of $427,000. The increase was primarily due to the write off of debt discount and issuance costs associated with the debenture that was issued in July 1996 and converted into common stock in October, 1996.

     Depreciation and amortization expense increased $16,000 or 154%, from $11,000 in fiscal 1996 to $27,000 in fiscal 1997, primarily due to purchases of depreciable assets used by the Company in its business operations.


Liquidity and Capital Resources

     Since its inception on March 31, 1995 through the third quarter of fiscal 1998, the Company and its subsidiaries have filed their financial statements as a development stage enterprise, with no sales until the third quarter of fiscal 1998. With additional sales occurring in the fourth quarter of fiscal 1998 and into the first quarter of fiscal 1999, management feels that the Company has commenced its principal business operations and is no longer considered to be a development stage enterprise for financial reporting purposes. The Company has incurred approximately $13,296,000 in operating losses and $11,092,000 in negative cash flows from operations during the thirty-nine month period ended June 30, 1998. Absent significant revenues from operations, the Company has funded itself primarily through equity and debt transactions.

     On June 30, 1998, the Company's working capital deficit was approximately $1,012,000, which included approximately $190,000 in demand liabilities to stockholders and affiliates and $484,000 in dividends on preferred stock. Net cash used in operating activities for the year ended June 30, 1998 was approximately $3,6002,000.

     During the first quarter of fiscal 1998, the Malcolm C. Davenport V Family Trust (the "Trust"), Malcolm C. Davenport V being a director of the Company and co-trustee of the Trust with certain beneficial control though no economic interest, loaned $500,000 to Spinteknology, with such loan being evidenced by a note and secured by a pledge of the Company's weighing technology. On October 1, 1997, the Trust elected to convert the note, plus accrued interest of approximately $4,000 thereon, into 1,400,880 shares of the Company's $0.002 par value common stock. The conversion price of $0.36 per share reflects a 32% discount from the closing price of $0.53 per share on October 1, 1997. These shares of common stock were issued at a discount because they are not registered, were issued with a restrictive legend and the Trust can not currently sell these shares in the market.

     On October 22, 1997, the Company completed a Regulation S Securities Subscription Agreement ("Agreement") for 1,428 shares of its 4% Convertible Preferred Stock ("Preferred") in the aggregate amount of $1,428,000 with RBB Bank Aktiengesellschaft ("RBB"), an offshore bank representing investors pursuant to Regulation S promulgated under the Act. The Preferred was issued at a discount of 30%, the net proceeds of which, after discount and before expenses, was $1,000,000 to the Company. Expenses incurred in conjunction with the placement of the Preferred totaled $134,000, which consisted solely of commissions of $110,000 and escrow fees of $24,000. The Company elected to pay the commissions by issuing 200,000 shares of its $0.002 par value common stock which bears a restrictive legend.

     On May 1, 1998 the Company received a Notice of Conversion ("Conversion") to convert 500 shares of the Preferred from RBB. Such Conversion resulted in the company issuing 1,000,690 new shares of the Company's $0.002 common stock to RBB. The Conversion price was based on the five day average closing bid price of the common stock for the five days ended April 30, 1998. At June 30, 1998, management believes that RBB owned approximately 1,101,890 shares of the Company's common stock, or approximately 6.3% of the total outstanding shares.

     At June 30, 1998, there were 8,241 issued and outstanding shares of Preferred, all of which were held by

RBB. All Preferred plus any accrued and unpaid dividends thereon can be converted to common stock at any time at the discretion of RBB and any Preferred not converted prior to December 31, 1999 will automatically be converted on that date. The conversion to common stock will be based on an average of the closing bid prices of the common stock for the five days ended immediately prior to the date of conversion, but not to exceed $3.00 per share. All common stock issued upon conversion of the Preferred is subject to Registration Rights Agreements.

     As of June 30, 1998, the 8,241 shares of preferred stock and the unpaid dividends of approximately $485,000 would have converted into approximately 18,179,000 shares of additional common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last five trading days of June, 1998. Had such a conversion occurred, management believes that RBB would have owned approximately 19,280,810 shares of the Company's common stock, or 54.3% of the total outstanding shares assuming no conversion of the 6% Convertible Notes described below. If both a conversion of the Preferred and the 6% Convertible Notes had occurred on June 30, 1998, RBB would have owned 19,280,810 shares of common stock of the Company, or approximately 41.2% (see "Security Ownership of Certain Beneficial Owners and Management").

     RBB, the holder of the Preferred, has the right to cause the Company to effect a reverse split of the common stock outstanding of the Company since the five-day average bid price of such stock did not attain a value of at least $3.00 per share by October 31, 1996 pursuant to the terms and conditions of a Subscription Agreement entered into by RBB and the Company on July 16, 1996. As of the date of this document, RBB has not caused the Company to reverse split its common stock.

     On January 21, 1998, the Company issued a Warrant for the purchase of 277,778 shares of the Company's common stock for $0.36 per share to NAC Investments Properties, Inc. ("NAC") in association with a secured loan from NAC in the amount of $100,000. The Warrant was exercised by the holder and converted into the Company's common stock on April 24, 1998 with the issuance of 277,778 shares in settlement of the $100,000 debt.

     On February 27, 1998, the Company initiated the private placement of certain 6% Secured Convertible Notes ("the "Notes") in two separate filings with identical terms due February 28, 2008 in the aggregate principal amount of a maximum of $5,000,000 to a limited number of investors with interest payable annually commencing February 28, 1999. The Notes are secured by a security interest and collateral assignment of all of the Company's and its subsidiaries patents, patent applications, trade secrets and all other intellectual rights of the Company existing or developed prior to the repayment or other settlement of the Notes. The Notes are convertible by the holders of the Notes at any time through February 28, 2001 into shares of the Company's $0.002 common stock in a number equal to 0.8% of the then outstanding shares of the Company's common stock for each $100,000 in principal amount of the Notes. In addition, the Company may require conversion at certain times through February 28, 2001 under certain circumstances. As of June 30, 1998 and July 31, 1998, $2,350,000 and $4,450,000 of the Notes had been purchased, respectively. Of the $4,450,000 of Notes issued and outstanding as of July 31, 1998, the Malcolm C. Davenport V Family Trust (the "Trust") had purchased $4,000,000. An additional $100,000 of the Notes had been purchased by a member of the Company's board of directors.

     As of June 30, 1998, $1,900,000 of the $2,350,000 in principal amount of the Notes were held by the Trust. If the Trust would have converted the Notes into common stock on that date based on the average bid price of the shares for the last five trading days of June, the Trust would have received approximately 6,606,000 shares of additional common stock of the Company. Had such a conversion occurred, management believes that Malcolm C. Davenport V would have beneficially owned approximately 9,402,000 shares of the Company's common stock, or 36.7% of the outstanding shares assuming no conversion of the Preferred Stock. If both a conversion of the Preferred Stock and the Notes had occurred on June 30, 1998, Malcolm C. Davenport V would have owned 9,402,000 shares of common stock of the Company, or approximately 21.5% (see "Security Ownership of Certain Beneficial Owners and Management").

     As of September 9, 1998, the Company was negotiating with other sources to secure investors for the remaining $550,000 of principal amount of the Notes.

     Upon completion of the installation of approximately 2,672 AccuHoppers at three casinos which were in process on September 9, 1998, the Company will have recorded sales of over 4,000 AccuHoppers for a total of approximately $2,000,000, with sales having occurred in Nevada, New Jersey, Minnesota, Connecticut and Iowa. In addition, the Company is pursuing other sales opportunities and, as previously noted in the Results of Operations section above, has recently obtained the capability to interface with certain slot machine accounting systems.

     Should the Company fail to generate sufficient revenues to support operations, the Company would have to secure additional debt or equity financing. If this additional debt or equity financing should not be available, and no assurances can be given that such additional debt or equity financing can be located, and if the Company can not generate sufficient revenues to support operations, the Company will be unable to continue as a going concern.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

Index to Consolidated Financial Statements                                         Page No.
                                                                                   --------

     Report of Independent Accountants                                               F-1
     Consolidated Balance Sheets as of June 30, 1998 and June 30, 1997               F-2
     Consolidated Statements of Operations for the Years Ended June 30, 1998,
         1997 and 1996                                                               F-3
     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
         Years Ended June 30, 1998, 1997 and 1996 F-4 Consolidated  Statement of
     Cash Flows for the Years Ended June 30, 1998,
         1997 and 1996                                                               F-5
     Notes to Consolidated Financial Statements                                      F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
Spintek Gaming Technologies, Inc.
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheets of Spintek Gaming Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998.These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spintek Gaming Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the companies will continue as a going concern. As shown in the consolidated financial statements, the companies have incurred net losses $13,295,100 since inception and a net loss of $4,786,581 during the year ended June 30, 1998, and has a working capital deficit of $1,012,656. These facts raise substantial doubt about the companies' ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the companies be unable to continue in existence.



                                                JOSEPH DECOSIMO AND COMPANY, LLP
                                            /s/ JOSEPH DECOSIMO AND COMPANY, LLP

Chattanooga, Tennessee
August 7, 1998

                        SPINTEK GAMING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,
                                                                            --------
                                                                     1998            1997
                                                                     ----            ----
                                     ASSETS
Current assets:
  Cash ....................................................   $    499,551    $    404,048
  Accounts receivables, net ...............................        229,245         186,707
  Inventories, net ........................................        679,445         483,469
  Prepaid expenses and other current assets ...............         45,922           3,326
                                                                    ------           -----
      Total current assets ................................      1,454,163       1,077,550

Furniture, fixtures and equipment, net ....................        144,397         130,748
Licenses and patents ......................................      1,019,490       1,019,490
Note receivable from related company ......................           --            88,278
Other assets ..............................................        125,542         140,471
                                                                   -------         -------

Total assets ..............................................   $  2,743,592    $  2,456,537
                                                              ============    ============


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ........................................   $    851,775    $    425,900
  Demand notes payable to stockholders ....................        170,188         313,412
  Demand notes payable to affiliated party ................         20,000          20,000
  Accrued liabilities .....................................        639,679         128,750
  Accrued interest ........................................         53,084           5,416
  Customer deposits .......................................        247,211            --
  Dividends payable .......................................        484,882         187,884
                                                                   -------         -------
      Total current liabilities ...........................      2,466,819       1,081,362
                                                                 ---------       ---------

Long-term debt ............................................      2,350,000            --
                                                                 ---------       ---------

Stockholders' equity (deficit):
  Convertible preferred stock, no par value, 100,000 shares
    authorized, 8,241 and 7,313 shares issued and
    outstanding ...........................................      5,355,182       4,825,014
  Common stock, $0.002 par value, 100,000,000 shares
    authorized, 19,990,384 and 17,103,772 shares issued
    and outstanding .......................................         39,982          34,208
  Additional paid-in capital ..............................      5,855,303       5,053,066
  Accumulated deficit .....................................    (13,295,100)     (8,508,519)
  Treasury stock, 1,317,329 shares, at cost ...............        (28,594)        (28,594)
                  ---------                                        -------         -------
    Total stockholders' equity (deficit) ..................     (2,073,227)      1,375,175
                                                                ----------       ---------

Total liabilities and stockholders' equity ................   $  2,743,592    $  2,456,537
                                                               ===========         ===========

           See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Year Ended June 30,
                                                           ---------------------------
                                                       1998           1997            1996
                                                       ----           ----            ----
Sales .......................................   $    444,011    $       --      $       --
Cost of sales ...............................        280,375            --              --
                                                     -------          ------         ------
  Gross profit ..............................        163,636            --              --

Selling, general and administrative expenses       3,496,315       2,271,161       2,829,010
Research and development expenses ...........      1,326,698         880,353       1,352,025
                                                   ---------         -------       ---------
  Operating loss ............................     (4,659,377)     (3,151,514)     (4,181,035)

Other income (expense):
  Interest and other income .................         13,454         141,272          18,197
  Depreciation and amortization .............        (45,132)        (26,999)        (10,645)
  Interest expense ..........................        (70,928)       (533,658)       (106,459)
  Other .....................................        (24,598)           --              (798)
                                                     -------          ------            ----
Net loss ....................................     (4,786,581)     (3,570,899)     (4,280,740)
Dividends on convertible preferred stock ....       (328,614)       (215,336)           --
                                                    --------        --------         -------

Net loss applicable to common shares ........   $ (5,115,195)   $ (3,786,235)   $ (4,280,740)
                                                ============    ============    ============

Earnings (loss) per common share information:
  Weighted average common shares:
    Basic ...................................     18,268,423      11,284,874       9,943,869
                                                  ==========      ==========       =========
    Diluted .................................     18,268,423      11,284,874       9,943,869
                                                  ==========      ==========       =========

  Net loss per common share:
    Basic ...................................   $      (0.28)   $      (0.34)   $      (0.43)
                                                ============    ============    ============
    Diluted .................................   $      (0.28)   $      (0.34)   $      (0.43)
                                                ============    ============    ============


           See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   Treasury                           Additional
                                               Common Stock         Stock        Preferred Stock       Paid-In     Accumulated
                                             Shares      Amount     Amount     Shares     Amount       Capital       Deficit
                                             ------      ------     ------     ------     ------       -------       -------

Balance, July 1, 1995                        3,761,000   $ 4,865  $     -          -    $        -    $   727,007  $   (656,880)
Transaction resulting from acquisition:
 Cancellation of Spintek Gaming, Inc.
   common stock                             (3,761,000)
 Common stock acquired in acquisition        1,275,001
Issuance of common stock in acquisition
 of Spintek Gaming, Inc.                     8,000,000    13,685                                          (13,760)
Contribution of common stock to treasury    (1,418,359)           (2,127,539)                           2,127,539
Issuance of treasury stock for compensation
 and for extinguishment of stock options       864,030             1,296,045                             (518,418)
Issuance of treasury stock for services
 related to acquisition of
 Spintek Gaming, Inc.                          392,000               588,000                             (235,200)
Issuance of common stock for services
 related to acquisition of Spintek             475,000       950                                          426,550
 Gaming, Inc.
Costs related to acquisition of Spintek                                                                (1,014,275)
 Gaming, Inc.
Issuance of treasury stock pursuant to
 Rule 504                                      145,000               217,500                              263,500
Issuance of common stock pursuant to
 Regulation S                                  454,545       909                                          818,893
Issuance of common stock to repay
 debt                                          464,545       929                                        1,009,784
Net loss                                                                                                             (4,280,740)
                                            ----------   -------    --------    ------   ----------    ----------  ------------

Balance, June 30, 1996                      10,651,762    21,338     (25,994)        -            -     3,591,620    (4,937,620)
Issuance of common stock to repay
 debt to stockholders                          401,140       802                                          439,198
Issuance of preferred stock for conversion
 of Convertible Debenture                                                        7,202    4,828,687
Issuance of common stock for conversion
 of preferred stock                          6,033,541    12,068                (1,318)    (883,673)      899,549
Contribution of common stock to treasury    (1,300,000)               (2,600)                               2,600
Conversion of debt to additional paid in
 capital                                                                                                  335,435
Issuance of preferred stock                                                      1,429      880,000
Dividends on preferred stock                                                                             (215,336)
Net loss                                                                                                             (3,570,899)
                                            ----------   -------    --------     -----   ----------     ---------  ------------

Balance, June 30, 1997                      15,786,443    34,208     (28,594)    7,313    4,825,014     5,053,066    (8,508,519)
Issuance of common stock to repay
 debt                                        1,678,658     3,358                                          596,642
Issuance of common stock for conversion
 of preferred stock                          1,000,690     2,001                  (500)    (335,232)      364,847
Exercise of stock options                        7,264        15                                            1,488
Stock options issued to nonemployees                                                                       58,274
Issuance of preferred stock                    200,000       400                 1,428      865,400       109,600
Dividends on preferred stock                                                                             (328,614)
Net loss                                                                                                             (4,786,581)
                                            ----------   -------   ---------     -----  -----------   -----------  ------------

Balance, June 30, 1998                      18,673,055   $39,982   $ (28,594)    8,241  $ 5,355,182   $ 5,855,303  $(13,295,100)
                                            ==========   =======   =========     =====  ===========   ===========  ============


           See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Year Ended June 30,
                                                                    ---------------------------
                                                             1998              1997              1996
                                                             ----              ----              ----
Cash flows from operating activities:
  Net loss                                             $ (4,786,581)     $ (3,570,899)     $ (4,280,740)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                            45,272            26,999            10,645
    Provision for doubtful receivables                      (60,000)           60,000                 -
    Allowance for inventory obsolescence                     10,000           212,000            28,000
    Non-cash interest expense                                     -           394,687
    Non-cash operating expenses for common
     stock or common stock options                           58,274                 -           597,146
    Other                                                         -                 -               798
    Royalty expense used to reduce note
     receivable from related company                         88,278            75,632                 -
  (Increase) decrease in assets:
    Inventories                                            (205,976)         (243,734)         (464,235)
    Receivables and other                                    16,871          (356,368)           (3,967)
  Increase (decrease) in liabilities:
    Accounts payable                                        425,871            13,169           309,334
    Accrued liabilities                                     510,929          (104,537)          233,287
    Interest payable                                         47,668           (70,285)           75,701
    Customer deposits                                       247,212                 -                 -
                                                            -------          --------         ---------
Net cash used in operating activities                    (3,602,182)       (3,563,336)       (3,494,031)
                                                         ----------        ----------        ----------

Net cash used by investing activities:
  Purchases of furniture, fixtures and equipment            (85,377)          (81,722)          (62,021)
  Acquisition of licenses and patents                             -                 -          (145,167)
  Proceeds from sale of securities                                -                 -            60,292
  Note receivable from related company                            -            (4,000)          (42,820)
  Other                                                        (617)                -                 -
                                                               ----            ------           -------
Net cash used in investing activities                       (85,994)          (85,722)         (189,716)
                                                            -------           -------          --------

Net cash provided by financing activities:
  Proceeds from (repayment of) demand notes
    payable to related parties                              357,176          (446,121)          184,899
  Proceeds from (repayment of) advances from
    stockholders                                                  -        (1,004,588)        2,264,670
  Proceeds from issuance of convertible debentures        2,350,000         4,503,151                 -
  Proceeds from issuance of common and treasury
    stock                                                   101,503                 -         1,331,040
  Proceeds from issuance of preferred stock                 975,000           880,000                 -
                                                            -------           -------         ---------
Net cash provided by financing activities                 3,783,679         3,932,442         3,780,609
                                                          ---------         ---------         ---------

Net increase in cash and cash equivalents                    95,503           283,384            96,862

Cash and cash equivalents, beginning of period              404,048           120,664            23,802
                                                            -------           -------            ------

Cash and cash equivalents, end of period                  $ 499,551         $ 404,048         $ 120,664
                                                          =========         =========         =========

           See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Year Ended June 30,
                                                                    ---------------------------
                                                                   1998           1997           1996
                                                                   ----           ----           ----

Supplemental schedule of non-cash investing and
 financing activities:
    Issuance of common stock in exchange for debt .........   $   500,000    $   440,000    $    10,693
                                                              ===========    ===========    ===========
    Issuance of common stock and treasury stock for
      advances from stockholders ..........................   $      --      $      --      $ 1,000,000
                                                              ===========    ===========    ===========
    Issuance of common stock and treasury stock
      for services ........................................   $   110,000    $      --      $ 1,014,275
                                                              ===========    ===========    ===========
    Issuance of preferred stock in exchange for convertible
      debenture, net of unamortized debt issuance costs ...   $      --      $ 4,828,687    $      --
                                                              ===========    ===========    ===========
    Issuance of common stock in exchange for preferred
      stock and dividends payable .........................   $   366,848    $   911,617    $      --
                                                              ===========    ===========    ===========
    Notes and interest payable to stockholders converted
      to additional paid-in capital .......................   $      --      $   335,435    $      --
                                                              ===========    ===========    ===========
    License and patent costs acquired by issue of notes
      payable .............................................   $      --      $      --      $   850,000
                                                              ===========    ===========    ===========
    Dividends payable on preferred stock ..................   $  (328,614)   $  (187,884)   $      --
                                                              ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest ................................   $    23,259    $   119,737    $    33,121
                                                              ===========    ===========    ===========

           See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

     Spintek Gaming Technologies, Inc., referred to herein as the "Company" or "Spintek", was originally incorporated in the State of California on September 11, 1984 and reincorporated in Nevada on August 24, 1998 pursuant to a vote of the shareholders approving the reincorporation at the Company's annual meeting on January 21, 1998.. The Company is located in Las Vegas, Nevada. The Company is authorized to issue 100,000,000 shares of common stock and 100,000 shares of preferred stock. Its $0.002 par value common stock trades on the over the counter Bulletin Board under the symbol "SPTK". Until the completion of the fiscal year ended June 30, 1995, the Company distributed products in the medical first aid and personal safety field from its corporate offices in Laguna Hills, California.

     Spintek Gaming, Inc. ("Gaming") was incorporated under the laws of the State of Georgia in December 1993 as a wholly-owned subsidiary of Spintek International, Inc. ("International"), also a Georgia corporation. On April 12, 1995, Gaming was spun off from International through a dividend of Gaming's shares to stockholders of record of International as of that date. International is neither a parent nor a subsidiary of the Company. However, Lanier M. Davenport, the Company's former Chairman and Chief Executive Officer and a current shareholder of the Company is a significant shareholder of International. In September 1995, Gaming became a wholly owned subsidiary of the Company effected by an exchange of common stock of the entities.

     In May 1995, Spinteknology, Inc. ("Spinteknology") was incorporated in the State of Georgia as the wholly-owned subsidiary of Gaming.

     The Company's corporate mission calls for it to identify, refine and then market and license proprietary gaming and non-gaming technology on a worldwide basis. Since approximately April 1996, the Company, through its subsidiaries, has devoted its efforts to the development of proprietary technology for determining the contents of a slot machine hopper and an on-line data collection system that allows a casino to utilize this financial and security information. The Company believes this proprietary technology is unique in the gaming industry.

     From inception on March 31, 1995 through the third quarter of 1998, the Company and its subsidiaries reported operating activities as a development stage enterprise. With the commencement of active marketing and sales activities in the fourth quarter of 1998, management feels that the Company is no longer considered to be a development stage enterprise for financial reporting purposes. During the thirty-nine month period from inception on March 31, 1995 through the year ended June 30, 1998, the Company incurred net losses of approximately $13.3 million and negative cash flows from operating activities of approximately $11.1 million


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Spintek Gaming, Inc., and Spintek Gaming, Inc.'s wholly-owned subsidiary, Spinteknology, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications. The financial statements for prior periods reflect certain reclassifications, which have no effect on losses incurred in those periods, to conform with classifications adopted in the current year.

Estimates and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain significant estimates were made in the preparation of the financial statements. While management's estimates of the allowance for doubtful accounts, allowance for inventory obsolescence and valuation allowance for deferred taxes were based on the best information currently available, it is reasonably possible that these estimates could change by a material amount within one year.

Cash and Cash Equivalents. The Company maintains cash and investment accounts at financial institutions which may exceed federally insured amounts at times and which may at times significantly exceed balance sheet amounts due to outstanding checks. The Company classifies as cash equivalents all highly liquid debt instruments with a maturity of three months or less when purchased.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Furniture, Fixtures and Equipment. Furniture, fixtures and equipment is stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

     Depreciation is provided at the time equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from three to ten years.

Licenses and Patent Costs. Spinteknology holds various international patents and has other patent applications pending in the United States and elsewhere regarding its coin hopper technology. Deferred patent costs are recorded at cost and will be amortized over the life of the patents. Management requires that licenses, patents, other intangible assets and long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Financial Instruments. The Company's financial instruments recorded on the balance sheet include cash, accounts receivable, accounts payable and debt. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of their short term maturity. The carrying amount of the Company's debt instruments approximates fair value based on borrowing rates for similar types of debt arrangements.

Income Taxes. Income taxes are computed based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities, if significant, are recognized for the estimated future tax effects attributed to temporary differences between the book and tax bases of assets and liabilities and for carryforward items. The measurement of current and deferred tax assets and liabilities is based on enacted law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized. (See note 11).

     The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

3.    ACCOUNTS RECEIVABLE

     Accounts receivable at June 30, 1998 and 1997 consist of the following:

                                                           1998         1997
                                                           ----         ----
Trade Accounts ..........................              $ 224,188    $    --
Other ...................................                  5,057      246,707
-----------------------------------------              ---------    ---------
     Subtotal ...........................                229,245      246,707
Less allowance for doubtful accounts ....                    --       (60,000)
                                                        ---------    ---------

Net .....................................              $ 229,245    $ 186,707
                                                       =========    =========

     Changes in the allowance for doubtful accounts for the years ended June 30, 1998, 1997 and 1996 are summarized as follows:

                                                    1998       1997        1996
                                                    ----       ----        ----
Allowance for doubtful accounts, beginning ..   $ (60,000)  $     --     $   --
Provision for bad debts .....................    (180,000)   (60,000)        --
                                                ---------   ---------    -------
Allowance for doubtful accounts, ending .....   $     --    $(60,000)   $    --
                                                =========   =========    =======

4.   INVENTORIES

     Inventories at June 30, 1998 and 1997 consist of the following:

                                                         1998             1997
                                                         ----             ----
Raw materials ................................       $ 693,504        $ 483,309
Finished goods
                                                       235,941          240,160
Less allowance for obsolescence ..............        (250,000)        (240,000)
                                                     ---------        ---------
Net ..........................................       $ 679,445        $ 483,469
                                                     =========        =========

     Changes in the allowance for obsolescence for the years ended June 30, 1998, 1997 and 1996 are summarized below:

                                               1998         1997         1996
                                               ----         ----         ----
Allowance for obsolescence, beginning ..   $(240,000)   $ (28,000)   $    --
Provision for obsolete inventory .......    (205,130)    (212,000)     (28,000)
Write-offs .............................     195,130         --           --
                                           ---------    ---------    ---------
Allowance for obsolescence, ending .....   $(250,000)   $(240,000)   $ (28,000)
                                           =========    =========    =========

5.    FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment at June 30, 1998 and 1997 consists of the following:

                                                              1998        1997
                                                              ----        ----
Furniture and fixtures ................................  $  29,889    $  20,909
Equipment .............................................    174,185      147,763
                                                         ---------    ---------
                                                           204,074      167,672
Less accumulated depreciation .........................    (59,677)     (37,924)
                                                         ---------    ---------
Furniture, fixtures and equipment - net ...............  $ 144,397    $ 130,748
                                                         =========    =========


6.    CONVERTIBLE LONG-TERM DEBT

     On July 16, 1996, the Company issued a $7,143,000, 4% Convertible Debenture (the "Debenture") due December 31, 1997. The Debenture was issued to an offshore investor pursuant to Regulation S promulgated under the Securities Act of 1933 at a discount of 30% and netted the Company $4,375,000 after discount and costs associated with the offering. The Debenture, plus any accrued interest, was issued with the intent that it was to be converted into preferred stock after the Board of Directors received authority to issue such shares from the stockholders of the Company. On October 1, 1996, the Debenture plus accrued interest thereon was converted to preferred shares as described in these notes to the financial statements.

     On February 27, 1998, the Company initiated the private placement of certain 6% Secured Convertible Notes (the "Notes") in two separate filings with identical terms due February 28, 2008 in the aggregate principal amount of a maximum of $5,000,000 to a limited number of investors with interest payable annually commencing February 28, 1999. The Notes are secured by a security interest and collateral assignment of all of the Company's patents, patent applications, trade secrets and all other intellectual rights of the Company existing or developed prior to the repayment or other settlement of the Notes. The Notes are convertible by the holders at any time through February 28, 2001 into shares of the Company's $0.002 par value common stock in a number equal to 0.8% of the then outstanding shares of the Company's common stock for each $100,000 in principal amount of the Notes. In addition, the Company may require conversion at certain times through February 28, 2001 under certain circumstances. As of June 30, 1998 and July 31, 1998, $2,350,000 and $4,450,000
of the Notes had been purchased, respectively. Of the $4,450,000 of Notes issued and outstanding as of July 31, 1998, the Malcolm C. Davenport Family Trust, Malcolm C. Davenport being a director of the Company and co-trustee of the trust with certain beneficial control though no economic interest, had purchased $4,000,000.


7.    STOCKHOLDERS' EQUITY, OPTIONS AND WARRANTS

Preferred Stock - On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of Series A 4% Convertible Preferred Stock (the "preferred stock"), without nominal or par value per share, in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversions rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders.

     The Company has issued 10,059 shares of preferred stock to RBB Bank Aktiengesellschaft (the "Holder"), an offshore bank representing investors pursuant to Regulation S promulgated under the Securities Act of 1933, including 7,202 shares on October 1, 1996 in exchange for $7,143,000 principal amount of the Debenture plus accrued interest; and, pursuant to Regulation S Securities Subscription Agreements (a) 1,429 shares of preferred stock on April 21, 1997 for which the Company received $880,000 after discount and commissions; and (b) 1,428 shares of preferred stock on October 22, 1997 for which the Company received approximately $1,000,000 after discount. In conjunction with the October 1997 transaction, the Company incurred commission expense of $100,000 which was paid through the issuance of 200,000 shares of the Company's $0.002 par value common stock.

     The Holder has converted a total of 1,818 shares of preferred stock into common stock in three transactions since the initial issuance of the preferred stock, as follows: (a) on November 21, 1996, 360 shares of preferred stock were converted into 1,113,883 shares of common stock at an average price of $0.325 per share; (b) on June 5, 1997, 958 shares of preferred stock were converted into 4,919,658 shares of common stock at a conversion price of $0.20 per share; and (c) on May 1, 1998, 500 shares of preferred stock were converted into 1,000,690 shares of common stock at a conversion price of $0.53 per share. Each of the conversion prices was based on the closing bid price of the common stock for the five days ended immediately prior to the date of the notices of conversion.

     At June 30, 1998, there were 8,241 issued and outstanding shares of preferred stock, all of which were in the possession of the Holder. All such preferred stock plus any accrued and unpaid dividends thereon can be converted to common stock at any time at the discretion of the holder and any preferred stock not converted prior to December 31, 1999 will automatically be converted on that date based on an average of the closing bid prices of the common stock for the five days ended immediately prior to that date, but not to exceed $3 per share. All common stock issued upon conversion of the preferred stock is subject to Registration Rights Agreements.

     At June 30, 1998, the 8,241 shares of preferred stock and the unpaid dividends of approximately $485,000 would have converted into approximately 18,179,000 additional shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last five trading days of June, 1998. Had such a conversion occurred, management believes that the Holder would have owned approximately 19,281,000 shares of common stock of the Company, or approximately 54.3% of the common shares that would have been issued and outstanding at June 30, 1998 assuming no conversion of the Notes. If a conversion of both the Notes and the preferred stock into common stock had occurred on June 30, 1998, the Holder of the preferred stock would have owned approximately 19,281,000 shares of common stock of the Company, or approximately 41.2%.

6% Secured Convertible Notes - On February 27, 1998, the Company initiated the issuance of a maximum of $5,000,000 of 6% Secured Convertible Notes (the "Notes"), with $2,350,000 having been issued as of June 30, 1998 and a total of $4,450,000 as of July 31, 1998, $4,000,000 of which are held by the Malcolm C. Davenport V Family Trust. The Notes are convertible by the holders at any time through February 28, 2001 into shares of the Company's $0.002 per value common stock in a number equal to 0.8% of the then outstanding shares of the Company's common stock for each $100,000 in principal amount of the Notes.

     At June 30, 1998, the $2,350,000 principal amount of the Notes would have converted into approximately 7,982,000 additional shares of common stock of the Company based on the average closing bid price of the shares of the Company's common stock for the last five trading days of June, 1998.

Common Stock - The Company's Articles of Incorporation authorize the issuance of up to 100,000,000 shares of $0.002 par value common stock. At June 30, 1998, 19,990,384 shares had been issued, of which 1,317,329 shares were held as treasury shares by the Company. As noted above, a total of 7,034,231 shares of common stock
                                      F-11
have been issued to the Holder when it elected to convert a portion of its preferred stock.

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

     On January 20, 1998, the Company issued a Warrant for the purchase of 277,778 shares of the Company's common stock for $0.36 per share to NAC Investments Properties, Inc. N.V ("NAC") in association with a secured loan from NAC in the amount of $100,000. On April 24, 1998, NAC exercised the Warrant and was issued 277,778 shares of common stock in settlement of the loan.

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

Warrants - On July 16, 1996, the Company issued a Warrant for the purchase of 250,000 shares of its common stock as part of the consideration paid in conjunction with the funding provided to the Company from the Debenture described above. In addition, as noted in Common Stock above, the Company issued a Warrant for the purchase of 277,778 shares of its common stock on January 20, 1998 that was exercised by the holder on April 24, 1998.

Stock Options - On January 21,1998, the Company's stockholders approved an increase in the number of shares of common stock available under the Company's 1996 Stock Option Plan from 1,500,000 shares to 4,000,000.shares. Under the Plan, incentive and nonqualified options may be issued to purchase shares of the Company's common stock at prices not less than the market price on the date of the grant. The plan consists of two component plans, one for the benefit of key employees, independent directors and consultants and a second solely for the benefit of independent directors. The shares of common stock issuable upon exercise of such options may be either previously authorized but unissued shares or treasury shares. Any employee, independent director or consultant selected by the Company's employment committee is eligible under the plan unless that person owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, any then existing subsidiary or parent corporation. The options have maximum terms of ten years and vest at the discretion of the Board of Directors of the Company at various times from immediately upon grant to up to four years. The plan provides certain provisions that allow the Company's employment committee or the Board of Directors to adjust the total number of shares of the Company's common stock available under the plan to avoid a potential dilution or enlargement of the benefits or potential benefits intended to be made available under the plan.

     Summarized stock option information follows:

                                                                      Weighted
                                                       Number of       Average
                                                         Shares        Exercise
                                                          Under       Price Per
                                                         Option         Share
                                                         ------         -----
      Outstanding at beginning of year                  3,185,946       $0.36
      Granted                                           1,353,006        0.50
      Exercised                                            (7,264)       0.21
      Forfeited                                           (21,790)       0.21
                                                       ----------
      Outstanding at end of year                        4,509,898        0.21
                                                       ==========

                                                                                                Options
                                                          Options Outstanding                 Exercisable
                                                          -------------------                 -----------
                                                       Weighted        Weighted                        Weighted
                                                        Average         Average                        Average
                                                       Remaining       Exercise                        Exercise
           Range of Exercise          Number of       Contractual      Price Per      Number of       Price Per
            Price Per Share            Shares        Life (years)        Share          Shares          Share
            ---------------            ------        ------------        -----          ------          -----

Employees:
             $0.20 - $0.3125          1,147,032          8.87           $0.2231            961,019     $ 0.2221
             $0.43 - $0.62            2,094,563          9.10            0.4945          1,336,413       0.4812
             $0.75 - $1.20               95,372          8.56            0.9989             56,715       1.1467
                                      ---------                                          ---------
                                      3,336,967                                          2,354,147
                                      ---------                                          ---------
      Non-employees:
             $0.20 - $0.3125            426,360          8.86            0.2264            426,360       0.2264
             $0.43 - $0.65              746,751          9.02            0.4665            746,571       0.4665
                                      ---------                                          ---------
                                      1,172,931                                          1,172,931
                                      ---------                                          ---------
                Totals                4,509,898                                          3,572,078
                                      =========                                          =========



     The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation expense has been recognized for stock options issued to employees. FASB Statement 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair market value of options on the dates of grant in 1998, 1997 and 1996 using the Black-Scholes option-pricing model with the following assumptions: (a) no dividends, (b) expected volatility of 33%, 75% and 75% for 1998, 1997 and 1996, respectively, (c) risk free interest rates of 6%, 6% and 6% for 1998, 1997 and 1996, respectively, and (d) expected lives of 9.75 years, 9.5 years and 9.5 years, respectively, the effect on net income and earnings per share would be as follows:

                                           1998                1997                1996
                                           ----                ----                ----
       Net loss:
          As reported                  $(4,786,581)        $(3,570,899)        $(4,280,740)
                                       ============        ============        ============
          Pro-forma                    $(5,072,386)        $(4,313,028)        $(4,330,112)
                                       ============        ============        ============

       Loss per common share:
          As reported                  $     (0.28)        $     (0.34)        $     (0.43)
                                       ============        ============        ============
          Pro-forma                    $     (0.30)        $     (0.40)        $     (0.44)
                                       ============        ============        ============


     The weighted average fair market values of options granted in 1998, 1997 and 1996 were $0.50, $0.35 and $1.20, respectively.

     Although the Company has not recognized compensation expense in its financial statements for stock options issued to employees, expense has been recognized in the financial statements for stock options issued to non-employees in the amount of $58,274 for the year ended June 30, 1998 .


8.    BONUS PLAN

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

     Compensation expense of $194,998 and $15,458 was recognized for the years ended June 30, 1998 and 1997, respectively.

9.    COMMITMENTS

     The Company was obligated to pay royalty payments of $100 per gaming apparatus for all licensed slot machines manufactured and sold by the Company embodying certain technology under a license agreement, dated April 6, 1995, with International. The term of the agreement was for the life of the last to expire of the existing patent and copyright and such patents as may be granted on the applications covered by the agreement. The agreement required a minimum royalty of $100,000 per year commencing one year after its effective date. The Company did not sell any gaming apparatus subject to this agreement. The Company advanced a total of $190,000 to International, $5,000 of which was advanced in fiscal 1997 with the balance having been advanced prior to that year. The minimum royalty payments thus far have been applied toward reducing the note receivable from International, the balance of which was approximately $88,000 and $160,000 at June 30, 1997 and 1996, respectively, and had been reduced to zero as of June 30, 1998. The Company and International entered into a Termination of Agreement and Reciprocal Release in September 1998 that cancelled the royalty agreement effective June 30, 1998.


     The Company was obligated to pay one of its consultants, Sailfin Investments, Ltd ("Sailfin") a $5 royalty for each input/output board ("I/O Board") the Company sold, the technology for which was jointly developed by the Sailfin and the Company. The I/O Board, as designed, proved to be inefficient and inaccurate. In connection with certain other litigation, Sailfin dismissed its claim to any royalties on all past or future sales of the I/O Board.

     The Company's lease on its 15,182 square foot facility in Las Vegas, Nevada expired on August 31, 1998, and converted to a month to month tenancy at a net to the Company base rent of $8,350 plus an additional $2,250 per month for common area maintenance fees. The Company has entered into a sixty-two month lease agreement for a 16,903 square foot facility located in the same general area as the current facility. The commencement date of the lease will be the date when construction is finished and the Company acquires possession which is expected to occur in November 1998. Rent on the new facility will be $13,130 in the first year of the lease with increases each year to a maximum of $18,655 for the fifth year. The following is a schedule of future minimum rent payments due under the new lease for the years ended June 30:

                  1999                      $   92,300
                  2000                         201,796
                  2001                         229,139
                  2002                         236,013
                  2003                         243,094
                  2004                         123,343
                                            ----------
                  Total                     $1,125,685
                                            ==========

     Rent expense for the years ended June 30, 1998, 1997 and 1996 was $123,829, $135,021, and $141,797, respectively.


10.   RELATED PARTY TRANSACTIONS

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

     The remaining $480,000 plus accrued interest of $15,542 was converted to demand notes which bear an interest rate of 10% per annum and are being paid at $20,000 per month including interest. On June 30, 1998, the unpaid principal balance was $170,188 with accrued interest of $732. These amounts were repaid in July 1998.

     During the first quarter of 1998, the Malcolm C. Davenport V Family Trust, (the "Trust") loaned $500,000 to Spinteknology, with such loan being evidenced by a note and secured by a pledge of the Company's weighing technology. On October 1, 1997, the Trust elected to convert the note, plus accrued interest of approximately $4,000 thereon, into 1,400,880 shares of the Company's $0.002 par value common stock. The conversion price of $0.36 per share reflects a 32% discount from the closing price of $0.53 per share on October 1, 1997. These share of common stock were issued at a discount because they are not registered, were issued with a restrictive legend and the Trust can not currently sell these shares in the market.

     As discussed in Note 6 to these financial statements, on February 27, 1998 the Company initiated the private placement of certain 6% Secured Convertible Notes in the amount of $5,000,000. The Malcolm C. Davenport V Family Trust purchased $1,000,000 of the Company's Notes in March, 1998, an additional
$900,0000 in April, 1998, and subsequent to June 30, 1998, an additional $2,100,000 of the Notes in July 1998. In addition, Patrick W. McGrath, a member of the Company's board of directors, purchased $100,000 of the Company's Notes in June 1998.

     On October 18, 1996, Mr. Lanier M. Davenport resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Davenport, in conjunction with his resignation, contributed 1,300,000 of the shares of common stock he owned in the Company back to the Company in an effort to enhance shareholder value. Such contribution of shares was recorded as treasury stock at December 31, 1996 with a basis at par value, or $2,600. Prior to July 1, 1996, Mr. Lanier M. Davenport, or companies with which he was affiliated, made loans and advances to the Company in the aggregate amount of $356,000 at an annual interest rate of 10% in the form of demand notes, of which $145,108, plus accrued and unpaid interest of $10,951, remained outstanding as of June 30, 1996. During fiscal 1997, the Company accrued additional interest in the amount of $2,964 and repaid $123,694 and $10,612 for principal and interest, respectively. The remaining $21,414 of principal and $3,304 of interest were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company on December 31, 1996. At June 30, 1998 the Company did not owe any monies to Mr. Lanier M. Davenport.

     Malcolm C. Davenport, Jr., stockholder of the Company and father of both Lanier M. Davenport and Malcolm C. Davenport V, made loans to the Company during fiscal 1996 in the aggregate amount of $418,500 at an annual interest rate of 10% in the form of demand notes. At June 30, 1996, the balance payable for principal and accrued interest on the notes was $323,000 and $21,850, respectively. During fiscal 1997, the Company accrued additional interest in the amount of $15,866 and paid $50,000 to Mr. Malcolm C. Davenport, Jr., of which $30,000 was applied to principal with the remaining $20,000 applied to interest payable on the notes. On December 31, 1996 the unpaid principal and interest in the amount of $303,000 and $7,717 were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company. At June 30, 1998 the Company did not owe any monies to Mr. Malcolm C. Davenport, Jr.

     Sarah L. Davenport, stockholder of the Company and mother of both Lanier M. Davenport and Malcolm C. Davenport V made loans in the aggregate amount of $20,000 in the form of demand notes with an annual interest rate of 10% during fiscal 1996. At June 30, 1998 none of the principal or interest accrued on the notes had been repaid. During fiscal 1997, an additional $2,200 of interest was accrued on the debt. There was no accrual during fiscal 1998. At June 30, 1998 the unpaid principal balance on the notes remained at $20,000, plus accrued interest of $4,042. It is the intent of Sarah L. Davenport and the Company to convert this debt plus accrued interest at the time of the conversion into Common Stock of the Company on or about September 30, 1998.

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

11.   INCOME TAXES

     The provision for income taxes for the years ended June 30, 1998, 1997 and 1996 are summarized as follows:

                                                           1998              1997              1996
                                                           ----              ----              ----
Deferred provision                                    $    76,000       $  (149,900)       $   (64,900)
Tax benefit of net operating loss carryforward
                                                       (1,765,000)       (1,138,000)        (1,537,500)
                                                      -----------       -----------        -----------
                                                       (1,689,000)       (1,287,900)        (1,602,400)
Change in valuation allowance                           1,689,000         1,287.900          1,602,400
                                                      -----------       -----------        -----------
                                                      $      --         $      __          $      --
                                                      ===========       ===========        ===========

     The provision for income taxes for the years ended June 30, 1998, 1997 and 1996 differs from the amounts computed by applying the federal statutory rate to income before provision for income taxes as follows:

                                                            1998               1997               1996
                                                            ----               ----               ----
       Income tax at federal statutory rate         $    1,627,000      $   1,214,000     $    1,455,500
       State income tax, net of federal benefit            191,500            142,800            171,200
       Valuation allowance                              (1,689,000)        (1,287,900)        (1,602,400)
       Other                                              (129,500)           (68,900)           (24,300)
                                                    --------------      -------------     --------------
                                                    $        --         $        --       $         --
                                                    ==============      =============     ==============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforward.

     As of June 30, 1998, the Company has $6,786,200 net operating loss carry-forwards available to reduce future taxable income which will expire in future periods as follows:



               Fiscal Year Ending            Amount
               ------------------            ------
                       2010             $    49,000
                       2011               1,311,000
                       2012                 235,200
                       2013               5,191,000
                                          ---------
                                        $ 6,786,200
                                        ===========

     The following is a summary of the significant components of the Company's deferred tax assets for the years ended, June 30, 1998 and 1997:

                                             1998                1997
                                             ----                ----
       Net operating loss carryforward     $   2,307,000       $   3,021,000
       Inventory                                 146,000              91,000
       Receivables                                  -                 53,000
       Deferred start-up costs                (2,399,000)               -
       Other                                       8,000               6,000
       Valuation allowance                    (4,860,000)         (3,171,000)
                                             -----------          ----------
                                              $     --         $        --
                                             ===========       =============


12.   LEGAL PROCEEDINGS

     On October 1, 1997, the Company entered into an Interference Settlement Agreement with Bally Gaming International, Inc./Alliance Gaming Corporation and filed same with the United States Patent and Trademark Office in Washington, D.C. In settlement, both parties have agreed to grant to one another non-exclusive licensing of the coin weighing patent claims that they own, including the grant of those rights to affiliates. "... Bally acknowledges Spintek's exclusive right, priority and entitlement to TECHNICIAN FRAUD patent claims wherever Spintek has patents or patent applications containing such claims ... Spintek acknowledges Bally's exclusive right, priority and entitlement to PLAYER FRAUD patent claims wherever Bally has patent or patent applications containing such claims."

     On September 25, 1996, Unique Entertainment, a Nevada Corporation ("Unique"), filed a complaint in Clark County (Las Vegas), Nevada District Court against Spintek asserting breach of contract and related claims. Unique is an entertainment agency. It alleges that on November 22, 1995, Unique and the Company entered into a written contract whereby the agency agreed to provide two magicians to perform on the Company's behalf at various gaming shows. The contract price is $80,000. The magicians never in fact performed. The Company has filed an answer denying liability, specifically asserting that no Company agent or employee signed the contract and no such signature was or would ever have been authorized by the Company. The Company further contends that because the magicians never in fact performed, its liability, if any, would be extremely limited, and not the full contract price which the plaintiff seeks. To date, the Unique has conducted virtually no discovery and has done little to pursue the case. It is anticipated that the case will be tried or settled within the next few months.

     On October 10, 1996, Richard M. Mathis of Reno, Nevada ("Mathis") filed a complaint in the Washoe County (Reno), Nevada District Court against the Company, Spintek International, Inc., and Lanier M. Davenport, who, until October 18, 1996, was chairman and chief executive officer of Gaming and is still the beneficial owner of more than 5% of the Company's common stock. In his suit, Mathis contends that he was forced by the Company and Davenport to transfer to Davenport his ownership and control of the Company, and that, with the Company's assistance, Davenport defrauded him, breached a fiduciary duty to him and demands actual damages in excess of $500,000 and punitive damages in excess of $500,000. On January 6, 1997, the Company and Spintek International, Inc. filed a motion to dismiss. On April 14, 1998, the trial court granted in part the Company's motion to dismiss and dismissed two of the eleven claims in Mathis' complaint. On July 8, 1998, the court granted summary judgment to co-defendant Lanier Davenport. Still pending before the court is the Company's separated motion for summary judgment, which essentially asserts, among other things, that because the court ruled that Davenport had committed no wrongdoing, the Company could not be found to have committed any wrongdoing, as all of Mathis' allegations against the Company are based solely upon the acts or omissions of Davenport. The Company expects a ruling on its motion by the end of the calendar year.

         The Company has compromised and settled all of the litigation and binding arbitration between itself, Michael D. Fort ("Fort"), and Sailfin Investments, Ltd ("Sailfin"), a company that the Company believed to be under the control of Fort. The Company filed suit on February 14, 1997 against Fort, a former officer and director of the Company, claiming that Fort must return $240,000 to the Company that was paid to him in anticipation of a change in control of the Company that did not actually occur. In addition, the Company filed suit against Sailfin seeking a declaratory judgment that the Company had already paid Sailfin in full for services rendered in accordance with the terms of a consulting services agreement, and was, therefore, not required to make quarterly royalty payments. The Company also sought the return of certain shares of the Company's stock that were paid to Sailfin in accordance with the terms of the consulting services agreement. As a result of the global settlement of the Fort and Sailfin litigation, each party dismissed all of its claims against the other. The Company removed the Rule 144 restrictive legend from the certificate representing the shares of the Company's common stock at issue in the Sailfin case. Further, each party has agreed to bear its own costs and expenses incurred in the litigation. Finally, Sailfin dismissed its claim to any royalties on all past and future sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------------------------
         None.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        ------------------------------------------------------------------------

Directors and Executive Officers

     The following table sets forth the names and ages of the directors and executive officers of the Company, all positions held with the Company as of September 1, 1998 and a description of the business experience of each individual for at least the past five years.

      Name                  Age    Position
      ----                  ---    --------

Gary L. Coulter             52     Chairman of the Board and Chief Executive Officer
Malcolm C. Davenport V      46     Director and Secretary
Patrick W. McGrath          44     Director
Robert E. Huggins           51     President and Chief
                                   Operating Officer
George P. Miller            54     Chief Financial Officer
Erik R. Batzloff            45     Vice President - Compliance and Administration
Robert G. Guinn, Jr.        32     Vice President - Research and Development
Patrick J. Schmit           28     Vice President - Sales

    Mr. Coulter has been a member of the Board of Directors of the Company since April 1996. He was elected Vice Chairman of the Board and Chief Operating
Officer in April 1996, and became Chairman of the Board and Chief Executive Office in October 1996. He was elected President in October 1996 and served in that capacity until June 30, 1998. Beginning July 1, 1998, Mr. Coulter will relinquish his duties as President and Chief Operating Officer to Mr. Huggins. Mr. Coulter serves on the Board of Directors of Tapistron International, Inc., a publicly traded company which produces specialty carpet manufacturing machines. Immediately prior to joining Spintek, Mr. Coulter was in the private practice of law with Malcolm C. Davenport V. From April 1986 to November 1995, Mr. Coulter served as President, Chief Executive Officer and Chief Operating Officer of various corporations. He was President, Chief Executive Officer and a Director of Omega International, Inc., a developer and distributor of natural health products from August 1992 until December 1994; President, Chief Operating Officer, and Director from April 1986 until August 1992 of Woodruff Investment Company, a developer, manager, and financier of real estate investments. Prior to joining the Woodruff Investment Company, Mr. Coulter was in the private practice of law from June 1971 until April 1986. Mr. Coulter obtained his graduate degree from Emory University, his Juris Doctorate, cum laude, from the University of Georgia School of Law and his Master of Laws (Taxation) from New York University School of Law.

    Mr. Davenport has been a member of the Board of Directors of the Company since September 1995 and Secretary since October 1996. Mr. Davenport was a partner in the law firm of Ponder and Davenport, P.C. from

1990 through November 1992 and has practiced law in West Point, Georgia from December 1992 through the present. From October 1995 until April 1996, he and Mr. Coulter were partners in the law firm of Coulter & Davenport located in Atlanta, Columbus and West Point, Georgia. Mr. Davenport is a member of both the Alabama and Georgia Bar Associations and is a Certified Public Accountant and a member of the Alabama CPA Society. From January 1995 to June 1998, he was a partner in the firm of Davenport & Sikes, Certified Public Accountants in Roanoke, Alabama. He is a director of several companies, including public companies American Artists Film Corporation, a public company, ITC DeltaCom, Inc., and ITC Holdings and several of its affiliates. Mr. Davenport earned his Juris Doctorate from Cumberland School of Law at Sanford University in Birmingham, Alabama.

     Mr. McGrath has been a director of the Company since December 1997. From January 1992 through the present, he has been an investor on his own behalf and served as a corporate financial advisor to various public and private corporations. From 1974 through December 1978, he was Special Assistant to the C.E.O. of Waterford Crystal and served as Executive Director of Waterford Glass, P.L.C. from 1981 through December 1986. He was a Director of Crest Investment Trust, Ltd. from 1984 through December 1992 and also Executive Vice President, Saint George Crystal Glass from 1986 through December 1988. Mr. McGrath is a citizen of the U.K. but is currently residing in Newport Beach, California. He holds a Bachelor of Business Science degree from Trinity College, Dublin, Ireland, and a Masters in Business Administration from Harvard University.

    Mr. Huggins served as Senior Vice President of the Company since April 1997, and Chief Financial Officer since November 1995. As of August 1, 1998, Mr. Huggins yielded his positions as Senior Vice President and Chief Financial Officer, and was named President and Chief Operating Officer. Mr. Huggins is a Certified Public Accountant who from February 1992 until February 1995 served as the Chief Accounting Officer and Secretary for Elsinore Corporation , a publicly traded company. Prior to February 1992, Mr. Huggins served in various capacities with other gaming companies, including, Vice President, Finance and Chief Financial Officer for United Gaming, Inc. (now Alliance Gaming, Inc.), as well as President of two of its casino subsidiaries, Controller for Caesars Palace in Las Vegas, and Controller for M&R Investments, Inc. (Dunes Hotel and Country
Club). Prior to his experience in the gaming industry, Mr. Huggins was with the firm of Haskins & Sells (now Deloitte & Touche, LLP) for four years, where he was responsible for planning and supervising casino audit engagements. Mr. Huggins received a Bachelor of Science degree with Honors in Accounting at the University of Nevada, Las Vegas, in 1973.

     Mr. Miller joined the Company on August 1, 1998 as Chief Financial Officer. From July 1996 through July 1998, Mr. Miller was Director of Finance for Rio
Hotel & Casino, Inc., where he was responsible for financial reporting activities, including SEC filings, and the coordination of internal/external audit functions. From February 1996 through June 1996, he served as assistant treasurer and corporate controller for Mikohn Gaming Corporation where he was responsible for financial reporting and SEC filings for operations that included multiple manufacturing/distribution facilities in the U.S. and internationally. From 1991 to 1994, Mr. Miller was vice president and corporate controller of Sahara Gaming Corporation, a public company that operated four hotel/casino facilities in Las Vegas and Laughlin, Nevada. Mr. Miller served on the board of directors of Sahara Gaming Corporation, now known as Santa Fe Gaming Corporation, until he resigned due to his employment with the Rio Hotel & Casino in July 1996. Mr. Miller, a Certified Public Accountant, received a Bachelor of Science degree from California State University at Long Beach.

     Mr. Batzloff joined the Company in November 1996 as Vice President of Compliance and as Vice President of Administration since 1997. His duties include, among other items, compliance, marketing, documentation and quality assurance. Mr. Batzloff has been in gaming in California and Nevada for over fourteen years. From September 1992 until November 1996, he was compliance officer with Mikohn, Inc., a publicly traded manufacturer of gaming devices, online accounting systems and associated equipment. From July 1985 until September 1992, Mr. Batzloff worked for United Gaming, Inc. (now Alliance Gaming), serving first as a technical writer and ending his tenure as the investor relations officer. Mr. Batzloff received a Bachelor of Arts degree in History and English Literature, with honors, from San Diego State University in 1975. He also obtained a post graduate teaching certificate.

    Mr. Guinn has been Vice President of Product & Research Development since April 1997. From January 1992 until joining the Company, Mr. Guinn was Vice President of Engineering for Casino Data Systems, a publicly traded manufacturer of slot machines, on line slot information and management systems ("Systems"), and associated equipment. Mr. Guinn joined CSDS when it was a research and development company and assisted in the development of Systems and oversaw Systems installation in over 100,000 slot machines at over 90 locations around the United States and Canada. Mr. Guinn has also assisted in the development and patenting of certain slot machine games. Prior to joining CSDS, he was Southern Region Support Manager for Bally Systems from August 1987 until January 1992. In 1987, Mr. Guinn graduated from Ganzaga University with a Bachelor of Science degree in Computer Science, minoring in Business Administration.

    Mr. Schmit has been Vice President of Sales since July 1997. Prior to joining the Company, Mr. Schmit was with Casino Data Systems from February 1994 until June 1997 and was serving as an Account Executive at Casino Data Systems when he joined the Company. In such capacity, he coordinated sales activities with major corporate customers, and worked extensively with casino operators and CDS's research and development group to develop innovative software and gaming equipment. He holds a Bachelor of Arts degree in Business Administration with a major in marketing from the University of Iowa.


Compliance with Section 16 of the Securities Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3), reports of changes in ownership of equity securities of the Company (Form 4) and annual reports of ownership (Form 5). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the fiscal year ended June 30, 1998. Reporting Persons have complied with all applicable Section 16(a) filing requirements with one exception. The October 1, 1997 transaction reported on Form 4 on May 7, 1998 whereby the Malcolm C. Davenport V Family Trust (the "Trust") was issued 1,400,880 shares of the Company's common stock with restrictive legend in exchange for a $500,000 debt owed to the Trust by the Company (see "Related Party Transactions" elsewhere in this Form 10-KSB). The Company has listed RBB Bank Aktiengesellschaft ("RBB") as a beneficial owner of more than ten percent (10%) of a class of stock, but RBB disputes beneficial ownership. RBB has represented to the Company that it holds stock for the true beneficial owners and that none of these owners hold ten percent (10%) or more of the Company's stock.



ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

Compensation of Directors

     For service on the Board of Directors, directors who are not employees of the Company currently receive no compensation for each meeting of the Board of Directors other than options to purchase common stock of the Company and reimbursement for expenses which are related to attending the board meetings. During fiscal 1998 Mr. McGrath, one of the two directors who are not employees, received options to purchase 100,000 shares of common stock at the closing market price on the dates of the grants. In addition, Mr. Davenport and Mr. McGrath received additional options to purchase 54,852 and 9,440 shares of common stock, respectively, to avoid dilution of options they previously had been issued. All of these options were vested as of June 30, 1998. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors.

Executive Compensation

     The following table sets forth information for the years ended June 30, 1998, 1997 and 1996 concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded $100,000 during the last fiscal year ("Named Executive Officers"):

                                            Summary Compensation Table

                                                                                        Long Term
                                                                                       Compensation
                                                 Annual Compensation                      Awards
                                                                           Other        Securities
                                 Fiscal                                    Annual       Underlying
        Name                      Year      Salary($)(1)  Bonus($)(2)  Compensation ($)  Options
        ----                      ----      ------------  -----------  ----------------  -------
Gary L. Coulter (1)(3)            1998          248,067         0      39,346 (4)        338,289
Chairman of the Board of          1997          156,000         0      18,206 (4)      1,162,176
Directors, Chief Executive        1996           28,615         0           0                  0
Officer

Lanier M. Davenport (5)           1997           72,923         0       8,432 (6)              0
(formerly Chairman of the         1996           65,640         0      68,483 (6)              0
Board
Of Directors and Chief
Executive Officer)

Robert E. Huggins (1)(7)          1998          170,670         0       9,000 (8)        155,431
President and Chief               1997          150,000         0      10,015 (8)        508,452
Operating Officer                 1996           72,680         0      21,538 (8)              0
Robert G. Guinn, Jr.              1998          110,000         0       2,077 (9)         27,426
Vice President, Research and      1997           23,269         0               0        145,272
Development

--------------

(1) Salaries in fiscal 1998 and 1997 includes $30,000 for each year paid to Mr. Coulter and $30,000 for each year paid to Mr. Huggins in lump sums in November 1997 and February 1997, as an incentive to remain with the Company as a result of a possible change in control situation which occurred in November 1996.

(2) In June 1997, the Board of Directors approved a bonus plan based on stock price performance for the executive officers, directors and advisory directors of the Company. (see the "Other Long-Term Incentive Awards" below for a description of the plan.

(3) Mr. Coulter joined the Company as Vice Chairman and Chief Operating Officer in April 1996 and assumed the positions of Chairman of the Board, Chief Executive Officer and President in October 1996. He relinquished his position as President and Chief Operating Officer to Mr. Huggins in July 1998.

(4) Represents taxable fringe benefits for a leased car and housing allowance which were provided to Mr. Coulter during fiscal 1997 and 1998.

(5) In October 1996, Mr. Davenport resigned as Chairman of the Board and Chief Executive Officer and Mr. Coulter became Chairman and Chief Executive Officer.

(6) Includes taxable fringe benefits for automobile allowance and health insurance of $8,432 and $17,504 for fiscal 1997 and 1996, respectively. In addition, fiscal 1996 includes $50,979 of consulting for the Company's subsidiary, Spintek Gaming, Inc., and the conversion of options to purchase 4,000 common shares of Spintek Gaming, Inc. into actual shares of the common stock of the Company in conjunction with the acquisition of Spintek Gaming, Inc. on September 14, 1995.

(7) Mr. Huggins relinquished his roles as Senior Vice President in July 1998 and Chief Financial Officer in August 1998 to become President and Chief Operating Officer of the Company.

(8) Includes taxable fringe benefits for automobile allowance and health insurance of $9,000, $10,015 and $6,238 for fiscal 1998, 1997 and 1996, respectively. In addition, fiscal 1996 includes $15,300 of consulting fees for services rendered to the Company prior November 15, 1995, the date he was hired as Chief Financial Officer by the Company.

(9) Represents the taxable fringe benefit of an automobile allowance.

Employment Agreements

     Gary L. Coulter was named Chairman of the Board of Directors and Chief Executive Officer on October 18, 1996. In conjunction with his appointment as Chairman and CEO, Mr. Coulter's employment agreement was modified and extended for two years, until October 17, 1998. Mr. Coulter's annual base salary was $200,000, plus additional salary in an amount to offset his federal income tax liability on the taxable value of the leased automobile and a housing allowance as noted below, at June 30, 1998. For the year ended June 30, 1998, his salary, including the $30,000 paid in November 1997 as noted in footnote (1) immediately above and the income tax reimbursement, was $248,067. Pursuant to the terms of his employment agreement he is entitled to receive two years' severance pay if there is a change in control of the Company or if he is terminated for any reason other than for failure to perform his duties, conviction of a felony, dishonesty or illegal acts. In addition, the Company pays for a leased automobile and a house for Mr. Coulter together with an additional amount of salary to offset the federal income tax on the taxable value of the house. Mr. Coulter is also entitled to options to purchase a minimum of at least 100,000 shares of common stock of the Company at the closing market price on the date(s) of grant each year of his employment agreement and is eligible to participate in employee benefits or a bonus plan provided by the Company pursuant to the terms of such agreement.

     Robert E. Huggins, Senior Vice President and Chief Financial Officer until June 30, 1998 when he was named President and Chief Operating Officer, has an employment agreement with the Company extending through June 30, 2000. Mr. Huggins' annual base salary was $186,000 on July 1, 1998 and pursuant to the terms of his employment agreement is entitled to receive two years' severance pay if there is a change in control of the Company. Further, if he is terminated for any reason other than for failure to perform his duties, conviction of a felony, dishonesty or illegal acts, he is entitled to receive one years pay as severance. The Company pays $750 per month to Mr. Huggins for an automobile allowance and to reimburse him for the cost of a country club membership not to exceed $35,000. Mr. Huggins is also entitled to options to purchase a minimum of at least 50,000 shares of common stock of the Company at the closing market price on the date(s) of grant each year of his employment agreement and is eligible to participate in employee benefits or a bonus plan provided by the Company pursuant to the terms of such agreement.


Change in Control Severance Agreements

     For the purpose of certain employment agreements of the Company, a "Change in Control" generally is deemed to occur if: (i) any person or group of affiliated persons (other than the Company, subsidiary of the

Company or any employee benefit plan of the Company) becomes the owner of 40% or greater of the voting securities of the Company; or (ii) the Company is involved in a merger or consolidation (with exceptions for certain events); or (iii) the persons who constituted a majority of the Board of Directors on October 18, 1996 cease to constitute the majority. As part of Mr. Coulter's and Mr. Huggins' employment agreements, in the event of a Change in Control, each may elect to consider themselves immediately terminated and entitled to two years' salary as severance, to be paid in a lump sum in no less than thirty (30) days from the earlier of the date of the Change in Control or the date each of them elects termination. No Change in Control has occurred under those agreements.


     In addition to the Change in Control provisions in the respective employment agreements discussed above, incentives granted to Mr. Coulter and Mr. Huggins pursuant to the Company's Long-Term Incentive Plan mature immediately upon Change in Control or termination for any reason.

Options

     The tables below set forth certain information regarding options granted to the Named Executive Officers during fiscal 1998.

                                         Option Grants in Last Fiscal Year
                                                 Individual Grants
                                             --------------------------

                                                       Percent of
                                   Number of              Total
                                   Securities            Options             Exercise
                                   Underlying          Granted to             or Base
                                    Options           Employees in             Price           Expiration
            Name                   Granted (1)          Fiscal Year          Per Share            Date
            ----                   -----------          -----------          ---------            ----
Gary L. Coulter                      100,000              7.39%              $ 0.52              4/15/08
                                     238,289             17.61%                0.43              6/22/08

Robert E. Huggins                      50,000             3.70%                 0.52             4/15/08
                                      105,431             7.79%                 0.43             6/22/08

Erik R. Batzloff                       27,426             2.03%                 0.43             6/22/08

Robert G. Guinn, Jr.                   27,426             2.03%                 0.43             6/22/08

Patrick J. Schmit                    100,000              7.39%                 0.52             7/08/07
                                       18,879             1.40%                 0.43             6/22/08

--------------------

(1) The options elected herein have a ten year term and vest at the discretion of the Board of Directors. There are three primary vesting schedules including (i) 100% of the option shares becoming exercisable on the date of the grant; (ii) 25% of the option shares becoming exercisable on the date of grant with an additional 25% of the shares covered thereby becoming exercisable on each successive anniversary date, with full vesting occurring on the third anniversary date; and (iii) 25% of the option shares vesting on each of the first, second, third and fourth anniversary dates.


Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

                                                    Number of Securities Underlying          Value of Unexercised
                                                              Unexercised                    In-The-Money Options
                                                       Options at June 30, 1998                 at June 30, 1998
                          Shares         Value         ------------------------                ----------------
      Name               Acquired      Realized       Exercisable      Unexercisable     Exercisable      Unexercisable
      ----               --------      --------       -----------      -------------     -----------      -------------
Gary L. Coulter             --           $ --           1,381,676            118,789        $207,907        $ 81,446

Robert E. Huggins            --          $ --             604,444             59,439          90,821          40,732


Erik R. Batzloff            --           $ --              86,349             86,349           7,912          18,345


Robert G. Guinn, Jr.        --           $ --              86,349             86,349                          34,835


Patrick J. Schmit           --           $ --              29,720             89,159           8,405          25,214


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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of the Filing Date of the 10-KSB as to (a) each director, (b) each executive officer identified in the Summary Compensation Table, (c) all officers and directors of the Company as a group, and (d) each person known to the Company to beneficially own five percent (5%) or more of the outstanding shares of common stock.

                   Name and Address of                 Amount of     Percent of
Title of Class     Beneficial Owner (1)                  Shares     Class(2)(3)(4)
--------------     --------------------                  ------     --------------

Directors and Executive Officers:
---------------------------------

Common ....... Malcolm C. Davenport V (1)            25,691,153(4)     61.38%
Common ....... Gary L. Coulter (1)                    1,173,176(5)      5.91%
Common ....... Robert E. Huggins (1)                    558,452(6)      2.91%
Common ....... Robert G. Guinn, Jr.                      97,136         0.52%
Common ....... All directors and executive officers
               as a group (7 persons) (1)            27,692,553(7)     63.26%

Five Percent (5%) or Greater Shareholders:

Common ....   RBB Bank Aktiengesellschaft
              Burgring 16, 8010  Graz, Austria         31,029,724        63.78%
Common ....   Lanier M. Davenport, Sr.
              P. O. Box 178
              Lookout Mtn., TN 37350                      892,500         4.78%
Common ....   Starr S. Davenport
              P. O. Box 187
              Lookout Mtn. TN 37350                     1,096,953(8)      5.87%
              ----------------

(1) The address of all directors and executive officers is c/o the Company, 901-B Grier Drive, Las Vegas, Nevada 89119.

(2) Percent of class is based on the number of shares outstanding on September 11, 1998. Percent of class includes the following: (a) for RBB, approximately 29,979,000 additional shares pursuant to RBB's right to acquire common stock through conversion privileges attached to the Company's preferred stock held by RBB (see Footnote (3) below regarding RBB's conversion rights); (b) for Malcolm C. Davenport approximately 22,895,000 additional shares pursuant to Mr. Davenport's right to acquire common stock through conversion privileges attached to the Company's 6% Convertible Notes; and (c) with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such date. RBB disputes its designation as a beneficial owner. RBB takes the position that it does not control or direct the distribution or voting of the shares and that RBB only holds the shares for the true beneficial owners. RBB has represented to the Company that none of the beneficial owners it holds shares for has beneficial ownership of five percent (5%) or greater of the class.

(3) The percentage for RBB has been computed after giving effect to certain rights to acquire common stock arising out of the Company's issuance of its Series A 4% Convertible Preferred Stock. At September 11, 1998, RBB Bank was the holder of all of the Company's 8,241 outstanding preferred shares. Had RBB converted its preferred shares, including approximately $513,000 unpaid dividends, as of this date, there would be substantial dilution of the percentage of class held by the named shareholder. RBB would have received an additional approximate 29,979,000 shares based on the five day average of the closing bid price of the Company's common stock (the five days used for this calculation for computational purposes only was the five trading days ended September 11, 1998; changes in the Company's closing bid price of its common stock will effect the number of shares subject to conversion.) Such a conversion, had it occurred September 11, 1998, would have given RBB control of approximately 64% of the outstanding common stock. Percent of class for RBB includes the above mentioned 29,979,000 additional shares. (See Footnote (2) for RBB representations that it does not beneficially own the above stock).

(4) Includes an additional approximate 22,895,000 shares that the Malcolm C. Davenport V Family Trust ("Trust") would have received if the Trust would have converted the $4,000,000 in 6% Secured Convertible Notes it held on September 11, 1998 based on the five day average of the closing bid price of the Company's common stock for the five trading days ended September 11, 1998. In addition, includes 313,416 shares owned and 290,544 shares subject to options that are currently exercisable or will become exercisable within 60 days, 313,416 shares held by Mr. M. Davenport's spouse, and 1,875,723 shares by the Trust. Mr. Davenport has certain beneficial control, though no economic interest in the Trust.

(5) Includes 11,000 shares owned and 1,162,176 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(6) Includes 50,000 shares owned and 508,452 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(7) Includes 2,206,444 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(8) Includes 470,121, shares held by the minor children of Lanier M. Davenport and Starr S. Davenport, with respect to which each disclaims any beneficial ownership. As custodial parent, Ms. Davenport has the authority to vote the minor children's shares on their behalf.

Changes in Control

     On August 6, 1996, the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of preferred stock, without nominal or par value per share. Pursuant to the provisions of the terms of a $7,143,000, 4% Convertible Debenture with RBB, the Board of Directors issued shares of the preferred stock (the "Preferred Stock") to satisfy the underlying debt of said debenture while incorporating certain rights of the debenture holder into the Preferred Stock. RBB currently holds 8,241 shares of Preferred Stock.

     Certain mandatory and optional redemption provisions apply to the Preferred Stock. The Company has the right, in its sole discretion, to redeem some or all of the preferred stock in the event that the shareholder's optional conversion rights are exercised. The Company, if it chooses to redeem, shall redeem a pro-rata amount from each shareholder submitting shares of preferred stock for conversion. The Company has the obligation to redeem the preferred stock in the event that the Company transfers substantially all of its assets or if a change in control occurs (i.e., (i) anyone other than the Company, any subsidiary of the Company or any employee benefit plan of the Corporation beneficially owns a majority of the voting stock of the Company, or (ii) the Company is involved in certain mergers or consolidations not effected solely to change the jurisdiction of incorporation of the Company).

     On February 27, 1998, the Company initiated the private placement of certain 6% Secured Convertible Notes (the "Notes") in two separate offerings with identical terms due February 28, 2008 in the aggregate principal amount of a maximum of $5,000,000 to a limited number of investors. The Notes are secured by a security interest and collateral assignment of all of the Company's patents, patent applications, trade secrets and all other intellectual rights of the Company existing or developed prior to the repayment or other settlement of the Notes. The Notes are convertible by the holders at any time through February 28, 2001 under certain circumstances. As of September 11, 1998, $4,450,000 of the Notes had been purchased, with the Malcolm C. Davenport V Family Trust holding $4,000,000 of the Notes. The second offering expires September 30, 1998 (unless the Company elects to extend the offering until October 31, 1998).

     In addition, the Company has issued warrants to Third World Investments, Ltd. to acquire 250,000 shares of common stock of the Company at an exercise price that ranges from $1 to $2 per share exercisable in the whole or part between October 1, 1996 and September 30, 2001 (the "Warrants"). No other warrants are outstanding as of September 11, 1998.

     The effect of the convertibility of the Preferred Stock and the Notes into common stock and the outstanding Warrants is to create the possibility of a Change in Control of the majority of the common stock of the Company.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     The Lanier M. Davenport, Sr. Family Trust and the Malcolm C. Davenport V Family Trust, the trustees of which are Malcolm C. Davenport V, Director of the Company and brother of Lanier M. Davenport, former Chairman and Chief Executive Officer of the Company and current shareholder, and Malcolm C. Davenport, Jr., a stockholder of the Company and father of Lanier M. Davenport and Malcolm C. Davenport V, made advances in the amount of $70,000 during fiscal 1997 and $1,920,000 during fiscal 1996. The $70,000 advanced in fiscal 1997 was received on July 12, 1996 and was repaid with interest on July 31, 1996. Of the $1,920,000 advanced in fiscal 1996, $1,000,000 was converted into 454,545 shares of common stock of the Company on April 14, 1996 and an additional $440,000 was converted into 401,141 shares of common stock of the Company on July 16, 1996. All of the shares of common stock issued in satisfaction of this debt were issued with restrictive legends.

     The remaining $480,000 plus accrued interest of $15,542 was converted to demand notes which bear an interest rate of 10% per annum and are being paid at $20,000 per month including interest. The unpaid principal balance on the notes on June 30, 1998 was $170,188, plus accrued interest of $732 which was repaid in July 1998.

     During the first quarter of 1998, the Malcolm C. Davenport V Family Trust, (the "Trust") loaned $500,000 to Spinteknology, with such loan being evidenced by a note and secured by a pledge of the Company's weighing technology. On October 1, 1997, the Trust elected to convert the note, plus accrued interest of approximately $4,000 thereon, into 1,400,880 shares of the Company's $0.002 par value common stock. The conversion price of $0.36 per share reflects a 32% discount from the closing price of $0.53 per share on October 1, 1997. These shares of common stock were issued at a discount because they are not registered, were issued with a restrictive legend and the Trust cannot currently sell these shares in the market.

     As discussed in Note 6 to the Financial Statements, on February 27, 1998 the Company initiated the private placement of the Notes in the amount of $5,000,000. The Malcolm C. Davenport V Family Trust purchased $1,000,000 of the Company's Notes in March 1998, an additional $900,000 in April 1998, and subsequent to June 30, 1998, an additional $2,100,000 of the Notes in July 1998. In addition, Patrick W. McGrath, a member of the Company's board of directors, purchased $100,000 of the Company's Notes in June 1998.

     On October 18, 1996, Lanier M. Davenport resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Davenport, in conjunction with his resignation, contributed 1,300,000 of the shares of common stock he owned in the Company back to the Company in an effort to enhance shareholder value. Such contribution of shares was recorded as treasury stock at December 31, 1996 with a basis at par value, or $2,600. Prior to July 1, 1996, Lanier M. Davenport, or companies with which he was affiliated, made loans and advances to the Company in the aggregate amount of $356,000 at an annual interest rate of 10% in the form of demand notes, of which $145,108, plus accrued and unpaid interest of $10,951, remained outstanding as of June 30, 1996. During fiscal 1997, the Company accrued additional interest in the amount of $2,964 and repaid $123,694 and $10,612 for principal and interest, respectively. The remaining $21,414 of principal and $3,304 of interest were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company on December 31, 1996. At June 30, 1998 the Company did not owe any monies to Lanier
M. Davenport.

     Malcolm C. Davenport, Jr., stockholder of the Company and father of both Lanier M. Davenport and Malcolm C. Davenport V, made loans to the Company during fiscal 1996 in the aggregate amount of $418,500 at an annual interest rate of 10% in the form of demand notes. At June 30, 1996, the balance payable for principal and accrued interest on the notes was $323,000 and $21,850, respectively. During fiscal 1997, the Company accrued additional interest in the amount of $15,866 and paid $50,000 to Malcolm C. Davenport, Jr., of which $30,000 was applied to principal and the remaining $20,000 applied to interest payable on the notes. On December 31, 1996, the unpaid principal and interest in the amount of $303,000 and $7,717 were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company. At June 30, 1998 the Company did not owe any monies to Malcolm C. Davenport, Jr.

     Sarah L. Davenport, stockholder of the Company and mother of both Lanier M. Davenport and Malcolm C. Davenport V, made loans in the aggregate amount of $20,000 in the form of demand notes with an annual interest rate of 10% during fiscal 1996. At June 30, 1998 none of the principal or interest accrued on the notes had been repaid. During fiscal 1997, an additional $2,200 of interest was accrued on the debt. There was no accrual during fiscal 1998. At June 30, 1998 the unpaid principal balance on the notes remained at $20,000, plus accrued interest of $4,042.

     Davenport Investments, Inc., a corporation controlled by Lanier M. Davenport, was party to an agreement whereby it received lease payments for office space used by the Company for its corporate offices in Chattanooga, Tennessee. Such agreement terminated September 30, 1996. During the years ended June 30, 1997 and June 30, 1996, the Company made lease payments to Davenport Investments, Inc. in the amount of

$3,655 and $19,346, respectively.

     During April 1997, Malcolm C. Davenport V made loans in the aggregate amount of $150,000 in the form of demand notes with an annual interest rate of 9.5%. On May 7, 1997, the principal and accrued interest of $1,015 on the notes were repaid.

     The lawfirm of Coulter & Davenport, whose partners were Gary L. Coulter, Chairman and Chief Executive Officer of the Company, and Malcolm C. Davenport V, Director and Secretary of the Company, billed the Company for legal fees and expenses in the aggregate amount of $162,754 in fiscal 1996, all of which has been paid as of June 30, 1997. These fees were incurred prior to Mr. Coulter becoming an employee of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits

         The following exhibits are submitted herewith:

No.                                     Description
----     -----------------------------------------------------------------------
2.1  Agreement of Merger and Plan of Reorganization, effective August 24, 1998
3.1  Articles of Incorporation of the Registrant
3.2  By-laws of the Registrant
4.1 Certificate of Determination, Numbers, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock dated July 16, 1997, restated effective August 24, 1998
4.21 6% Secured Convertible Notes dated February 27, 1998
4.22 6% Secured Convertible Notes dated June 30, 1998
4.23 Patent Assignment and Collateral Agreement dated February 27, 1998
4.24 Form of Registration Rights Agreement Premise Lease dated September 1, 1997
     (8)
10.2 Premise  Lease  dated June 9, 1998
10.3 Employment Agreement with Gary L. Coulter dated October 18, 1996 (10)
10.4 Employment Agreement  with  Robert E.  Huggins  dated  July 1,  1998
10.5 Option/Purchase Agreement with Bitstream  Technologies,  Inc. (3)
10.6 License Agreement between Spinteknology, Inc. and SUZO International (N.L.) B.V. (4)
10.7 Debt Conversion and Securities  Purchase  Agreement with Trusts (4)
10.8 Regulation S Securities Subscription Agreement dated July 16, 1996 (5)
10.9 Warrant Agreement, dated as of July 16, 1996, relating to warrants to purchase 250,000 shares of common stock (5)
10.10  Registrant's 1996 Stock Option Plan, as amended (6)
10.11 Agreement dated February 5, 1997 by and between Registrant and Gary L. Coulter and Robert E. Huggins (8)
10.12  Regulation S Securities Subscription Agreement dated April 21, 1997 (7)
10.13 1997 Incentive Bonus Plan of Spintek Gaming Technologies, Inc. effective June 1, 1997 (8)
10.14 Promissory Note, dated August 14, 1997, to Malcolm C. Davenport V Family Trust (8)
10.15  Regulation S Securities Subscription Agreement dated October 22, 1997 (9)
10.16  Spintek Gaming PTY LTD Shareholders  Agreement (10)
10.17  Spintek Gaming PTY LTD Distribution Agreement (10)
10.18  Spintek Gaming PTY LTD Articles of Association (10)
21.1   List of  subsidiaries  of the  Registrant  (1)
27.1   Financial  Data Schedule
99.1   Patent - Reel-type  Machine (1)
99.2   Patent  Application  (1)
99.3 Securities Purchase Agreement for Private Placement Financing for the Registrant dated October 1995 (1)
99.4 Amendment to Securities Purchase Agreement for Private Placement Financing for the Registrant, dated December 1995 (2)
99.5 Approval by Nevada Gaming Commission of "AccuSystem" marketed by the Registrant, dated December 13, 1995 (2)
----------------

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

(6) Incorporated by reference to Exhibit A to Registrant's definitive Proxy Statement dated November 5, 1996.

(7) Incorporated by reference to the specific exhibit to the Form 8-K, filed April 30, 1997.

(8) Incorporated by reference to the Form 10-KSB for the period ended June 30, 1997

(9) Incorporated by reference to the Form 10-QSB for the period ended September 30, 1997

(10) Incorporated by reference to the Form 10-QSB for the period ended December 31, 1997

(b)  Reports on Form 8-K

       On May 4, 1998, a Current Report on Form 8-K was filed with the Securities and Exchange Commission, reporting the conversion of 500 shares of the Company's 4% Series A Preferred Stock from RBB Bank Aktiengesellschaft. Such conversion resulted in the issuance of 1,000,690 new shares of the Company's Common Stock and resulted in RBB Bank Aktiengesellschaft being the holder of approximately 1,230,000 shares of common stock, or approximately 6.6% of the total outstanding shares.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPINTEK GAMING TECHNOLOGIES, INC.


                                          By:/s/ GARY L. COULTER
                                             -------------------
                                                 Gary L. Coulter
                                                 Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature


/s/ GARY L. COULTER                                  September 23, 1998
-------------------
Gary L. Coulter
Chairman of the Board, Chief Executive
Officer, and Director (Principal
Executive Officer)



/s/ GEORGE P. MILLER                                 September 23, 1998
------------------------------------
George P. Miller
Chief Financial Officer
(Principal Financial and
Accounting Officer)



/s/ MALCOLM C. DAVENPORT V                           September 23, 1998
--------------------------
Malcolm C. Davenport V
Secretary and Director



/s/ PATRICK W. McGRATH                               September 23, 1998
-----------------------
Patrick W. McGrath
Director