Form 10QSB
period 1998-09-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1998-11-13
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

            For the quarterly period ended:  September 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

            For the transition period from              to
                                           -------------   ----------------
Commission file number  0-27226
                        --------------------------------------------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        33-0134823
--------------------------------                  -------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                      901-B Grier Drive, Las Vegas, Nevada          89119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)      (Zip Code)

                                  (702)263-3660
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   18,673,055 shares of Common Stock, $0.002 par value as of October 31, 1998
   --------------------------------------------------------------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I.    FINANCIAL INFORMATION

   Item 1.     Financial Statements

                Consolidated Balance Sheets at September 30, 1998 and June 30, 1998       3
                Consolidated Statements of Operations for the Three Months Ended
                      September 30, 1998 and 1997                                         4
                Consolidated Statements of Cash Flows for the Three Months Ended
                               September 30, 1998 and 1997                                5
                Notes to Consolidated Financial Statements                                7

   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      9

PART II.   OTHER INFORMATION

   Item 1.     Legal Proceedings                                                         13

   Item 2.     Changes in Securities                                                     13

   Item 3.     Defaults Upon Senior Securities                                           13

   Item 4.     Submission of Matters to a Vote of Security Holders                       13

   Item 5.     Other Information                                                         13

   Item 6.     Exhibits and Reports on Form 8-K                                          13

SIGNATURE PAGE                                                                           14

                     SPINTEK GAMING TECHNOLOGIES, INC.

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)

                                                                September 30,  June 30,
                                                                     1998         1998
                                                                  --------     -------
                                     ASSETS
Current assets:
  Cash ........................................................   $    860    $    500
  Accounts receivable, net ....................................        277         229
  Prepaid and other current assets ............................        457          46
  Inventories, net ............................................        908         679
                                                                  --------    --------
    Total current assets ......................................      2,502       1,454

Furniture, fixtures and equipment, net ........................        162         144
Licenses and patents ..........................................      1,019       1,019
Other assets ..................................................        127         126
                                                                  --------    --------

Total assets ..................................................   $  3,810    $  2,743
                                                                  ========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ............................................   $    599    $    852
  Demand notes payable to affiliates ..........................         20         190
  Accrued liabilities .........................................        591         640
  Accrued interest ............................................        108          53
  Customer deposits ...........................................        300         247
  Dividends payable ...........................................        568         485
                                                                  --------    --------
    Total current liabilities .................................      2,186       2,467
                                                                  --------    --------

Long-term debt ................................................      4,450       2,350
                                                                  --------    --------

Stockholders' deficit:
  Convertible preferred stock, no par value, 100,000 shares
    authorized, 8,241 shares issued and outstanding ...........      5,355       5,355
  Common stock, $.002 par value, 100,000,000 shares authorized,
    19,990,384 shares issued and outstanding ..................         40          40
  Additional paid-in capital ..................................      5,772       5,855
  Accumulated deficit .........................................    (13,964)    (13,295)
  Treasury stock, 1,317,329 shares, at cost ...................        (29)        (29)
                                                                  --------    --------
    Total stockholders' deficit ...............................     (2,826)     (2,074)
                                                                  --------    --------

Total liabilities and stockholders' deficit ...................   $  3,810    $  2,743
                                                                  ========    ========

        See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                               September 30,
                                                         -----------------------
                                                             1998          1997
                                                         --------      --------
Sales ..............................................     $  1,002      $   --
Cost of sales ......................................          543          --
                                                         --------      --------
  Gross profit .....................................          459          --

Selling, general and administrative expenses .......          980           683
Research and development expense ...................           85           166
                                                         --------      --------

  Operating loss ...................................         (606)         (849)

Other income (expense):
  Interest income ..................................           11             3
  Depreciation and amortization ....................          (11)           (9)
  Interest expense .................................          (63)          (12)
                                                         --------      --------

Net loss ...........................................         (669)         (867)
Dividends on convertible preferred stock ...........          (83)          (73)
                                                         --------      --------

Net loss applicable to common shares ...............     $   (752)     $   (940)
                                                         ========      ========

Loss per common share information:
  Weighted average common shares:
    Basic ..........................................       18,673        15,786
                                                         ========      ========
    Diluted ........................................       18,673        15,786
                                                         ========      ========

  Net loss per common share:
    Basic ..........................................     $  (0.04)     $  (0.06)
                                                         ========      ========
    Diluted ........................................     $  (0.04)     $  (0.06)
                                                         ========      ========

        See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                                1998        1997
                                                             -------     -------
Cash flows from operating activities:
  Net loss .............................................    $  (669)    $  (867)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization ......................         11           9
    Non-cash interest expense ..........................         62          12
    Allowance for inventory obsolescence ...............          5          (6)
    Royalty expense used to reduce note receivable
     from related company ..............................       --            25
  (Increase) decrease in assets:
    Accounts receivable ................................        (53)       --
    Inventory ..........................................       (234)       (101)
    Prepaid expenses and other .........................       (407)         28
  Increase (decrease) in liabilities:
    Accounts payable ...................................       (253)        (74)
    Accrued liabilities ................................        (49)        223
    Accrued interest ...................................         (7)          5
    Customer deposits ..................................         53        --
                                                            -------     -------
Net cash used in operating activities ..................     (1,541)       (746)
                                                            -------     -------

Net cash used in investing activities:
  Purchase of furniture, fixtures and equipment ........        (29)        (55)
                                                            -------     -------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures .....      2,100        --
  Proceeds from (repayment of) demand notes
    payable to affiliates and stockholders .............       (170)        516
                                                            -------     -------
Net cash provided by financing activities ..............      1,930         516
                                                            -------     -------


Net increase (decrease) in cash and cash equivalents ...        360        (285)
Cash and cash equivalents, beginning of period .........        500         404
                                                            -------     -------

Cash and cash equivalents, end of period ...............    $   860     $   119
                                                            =======     =======


           See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                                  -------------
                                                                 1998       1997
                                                                 ----       ----
Supplemental schedule of non-cash investing and
 financing activities:
    Dividends payable on preferred stock .................      $(83)      $(73)
                                                                ====       ====


Supplemental disclosure of cash flow information:
    Cash paid for interest ...............................      $  7       $  7
                                                                ====       ====





           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Spintek Gaming Technologies, Inc. and its wholly owned subsidiary Spintek Gaming, Inc. ("Gaming"), and Gaming's wholly owned subsidiary, Spinteknology, Inc. (collectively the "Company"). All significant intercompany transactions have been eliminated.

The consolidated balance sheet as of September 30, 1998 and the related consolidated statements of operations for the three months ended September 30, 1998 and 1997 and consolidated statements of cash flows for the three months ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for those periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

From inception in March 1995 through the third quarter of the Company's fiscal year ended June 30, 1998, the Company and its subsidiaries reported operating activities as a development stage enterprise. Since early 1996, the Company has devoted its efforts to the development of proprietary technology for determining the contents of a slot machine hopper and an on-line data collection system that allows a casino to utilize the financial and security information. During the third and fourth quarters of fiscal 1998, the Company began to actively market and sell products to the casino industry utilizing this proprietary technology. Therefore, commencing with the Form 10-KSB for the year ended June 30, 1998, management determined that the Company should no longer be a development stage enterprise for financial reporting purposes. Hence, cumulative from inception financial information has been eliminated from the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.


NOTE 2 - LICENSES AND PATENTS

In October 1998, the Company was awarded a patent by the U.S. Patent and Trademark Office ("USPTO"). This patent encompasses hopper weighing technology used by the Company to thwart technician fraud as well as providing for drop box counting and weighing of coins. It also enumerates other possible uses of the weighing technology and allows for the expansion of claims in further filings with USPTO. Similar patents have previously been awarded to the Company by the Department of Trade and Industry, Republic of South Africa in July 1997, and the European Patent Organization ("E.P.O.") in June and October, 1998. Patents issued by the E.P.O. are applicable for eighteen contracting European states and four designated extension European states. The E.P.O. patent is applicable for the five European states in which Azkoyen, a Spanish company, has pending patent applications that may be deemed similar to the Company's E.P.O. patents. Though the granting of a patent to the Company in the E.P.O. states is considered a mandate of intellectual property rights, and management believes the Company's claims are valid and intends to vigorously assert its rights, it is unable to estimate the possible outcome or the ultimate financial effect of any potential proceedings regarding this matter.

NOTE 3 - LONG-TERM DEBT

In July 1998, the Malcolm C. Davenport Family Trust (the "Trust") purchased an additional $2,100,000 of the Company's 6% Secured Convertible Notes (the "Notes"), increasing the Trust's holdings of the Notes to $4,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as terms expressing future expectations, enthusiasm about future potential and anticipated growth in sales, revenues and earnings. All forward-looking statements, although made in good faith, are subject to important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, results may differ from those expressed in any forward-looking statements made herein. Such statements are necessarily speculative, and factors including, but not limited to, unusual production or supply problems, unusual risks attending foreign transactions, year 2000 problems, competitive pressures, unanticipated problems in obtaining approvals and/or licenses from governmental authorities as to products or the ability to sell products in any jurisdiction, a general deterioration in domestic or global economic conditions, and changes in federal or state tax laws or laws permitting legalized gaming in any jurisdiction within which gaming is currently conducted or the administration of such laws could cause results to differ materially from those projected.

Year 2000 Considerations

The Company's hopper weighing technology is date sensitive and both the hardware and software are Year 2000 compliant. The Company's primary customers are casinos with slot machines into which the Company's product is installed. In addition, many casinos utilize slot machine accounting systems to which the Company's product must interface. Although the Company has not received assurances from the primary slot machine manufacturers or the slot machine accounting system manufacturers as to the Year 2000 issue, the Company expects that at least a majority of these manufacturers will be Year 2000 compliant.

The Company has initiated a program of contacting its primary suppliers of key components of its hopper weighing system to receive assurance that the Year 2000 issue will not directly impact their ability to supply the Company with product. The Company is requesting that such assurances be received by the end of calendar year 1998 so there will be adequate time to locate alternative sources.

The Company has contracted with a software supplier for the installation of a manufacturing, inventory control and accounting system that is Year 2000 compliant.

Maintenance or modification costs associated with the Year 2000 issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 issue that would have a material impact on operations.

Material Changes in Results of Operations

Background Information

From inception in March 1995 through the third quarter of the Company's fiscal year ended June 30, 1998, the Company realized minimal revenues from the sale of its products, with its first sale in the amount of $180,000 having occurred in March 1998. As a result, the Company filed its quarterly and annual financial reports as a development stage enterprise through the quarter ended March 31, 1998. With the commencement of active sales and marketing activity in the latter stages of fiscal 1998, management determined that the Company should no longer report as a development stage enterprise. Commencing with the  annual  report  on Form  10-KSB  for the  year  ended  June 30,  1998,  the cumulative from inception financial information was deleted from the Consolidated Statements of Operations, Cash Flows and Changes in Stockholders' Equity (Deficit).

Since early 1996, the Company has devoted its efforts to the development of proprietary technology for determining the contents of a slot machine hopper and an on-line data collection system that allows a casino to utilize the financial and security information ("Accu System" or "AccuHopper"(TM)). During fiscal 1998, the Company, after various field trials, received approval of its stand alone AccuSystem from Gaming Laboratories International, from the states of Nevada, Mississippi and New Jersey, and from Native American tribal authorities in the states of Connecticut and Minnesota. In addition, two of the primary developers and vendors of slot machine accounting systems, Bally Systems ("Bally") and Casino Data Systems ("CDS"), have completed the interface process which allows for the data received from the AccuSystem or AccuHopper to be incorporated into their accounting reports. Both Bally and CDS are testing the interfaces at beta sites. In addition, the Company is working with other manufacturers of slot machine accounting systems on the interface of AccuSystem with their products. The Company is currently engaged in field trials in various domestic gaming jurisdictions and has received commitments to begin additional field trials in other jurisdictions in the near future. Many of these field trials are, or will be, monitored by the gaming authorities in those jurisdictions to allow for the interface of the AccuSystem with the Bally and CDS accounting systems. In addition, the Company is assisting some casinos in various domestic gaming jurisdictions in their requests to amend their internal control procedures to allow them to utilize certain features of the AccuSystem designed to enhance revenues and reduce operating costs. No assurance can be given that the interface field trials and/or the requests to amend the internal control procedures will ultimately be approved by any of the gaming authorities in the jurisdictions wherein they are pending.

The accompanying financial statements for the prior period reflect certain reclassifications, which have no effect on net losses or cash flow in that period, to conform with classifications in the current period.

Three Months Ended September 30, 1998 and 1997

During the first quarter of fiscal 1999, the Company reported sales of approximately $1,002,000, which included sales in Minnesota, Iowa and Nevada. The gross margin was approximately 46% and reflects discounts from the listed sales price to introduce product in the various domestic markets and to establish a customer base. At September 30, 1998, the Company reported as a current liability $300,000 in deposits received from customers for future sales, and as of November 10, 1998, the Company's sales backlog was approximately $1,738,000.

Selling, general and administrative expenses increased $297,000, or approximately 43%, to $980,000 for the quarter ended September 30, 1998 from $683,000 in the same period in the prior year. An increase of $203,000 in payroll and payroll related expenses, primarily related to selling activities and additional administrative, product support and field test personnel, were the primary contributors to the increase in labor expenses. An increase in marketing expense of approximately $36,000 to $55,000 for the quarter ended September 30, 1998 compared to $19,000 in the prior year period, was also a significant contributor to the increase in selling, general and administrative expenses.

Research and development expenses decreased by approximately $81,000, or 49%, to $85,000 in the current quarter from $166,000 in the three month period ended September 30, 1997. Research and development expenses for the quarter ended September 30, 1998 are associated with new product development, whereas expenses associated with further development of the AccuSystem product, including interfacing with the various slot accounting system manufacturers, are expensed elsewhere in the financial statements.

Interest expense increased by $52,000 to $64,000 in the current year period from $12,000 in the three month period ended September 30, 1997 as a result of the issuance of the 6% Secured Convertible Notes (the "Notes").

Liquidity and Capital Resources

The Company's current assets at September 30, 1998 totaled $2,502,000, including $860,000 in cash and cash equivalents and $400,000 in prepayments for future inventory deliveries. The Company's current liabilities were $2,186,000, including $568,000 in dividends payable to preferred stockholders. The Company's working capital at September 30, 1998 was approximately $316,000. Net cash used in operating activities was approximately $1,541,000.

As previously noted, the Company's initial sales and marketing activities commenced in the latter stages of the fiscal year ended June 30,1998. Absent significant revenues from operations, the Company has funded itself primarily through equity and debt financing.

On February 27, 1998, the Company initiated the private placement of the Notes in two separate offerings with identical terms due February 28, 2008 in the aggregate principal amount of $5,000,000 to a limited number of investors with interest payable annually commencing February 28, 1999. The Notes are secured by a security interest and collateral assignment of all of the Company's patents, patent applications, trade secrets and all other intellectual rights of the Company existing or developed prior to the repayment or other settlement of the Notes. The Notes are convertible by holders of the Notes at any time through February 28, 2001 into shares of the Company's $0.002 common stock in a number equal to 0.8% of the then outstanding shares of the Company's common stock for each $100,000 in principal amount of the Notes. In addition, the Company may require conversion at certain times through February 28, 2001 under certain circumstances.

During the quarter ended September 30, 1998, the Malcolm C. Davenport V Family Trust (the "Trust") purchased $2,100,000 of the Notes from the Company, giving the Trust a total of $4,000,000 of the $4,450,000 in Notes outstanding on September 30, 1998. During October 1998, the Trust purchased an additional $300,000 of the Notes. A member of the Board of Directors also purchased an additional $250,000 of the Notes, bringing that director's holdings in the Notes to $350,000. As of October 31, 1998, the Company closed the offering of the Notes.

In addition to the Notes, there were 8,241 issued and outstanding shares of 4% Convertible Preferred Stock at September 30, 1998. These preferred shares were held by RBB Bank Aktiengesellschaft (the "Holder"), an offshore bank representing investors pursuant to Regulation S promulgated under the Securities Act of 1933. All such preferred stock plus any accrued and unpaid dividends thereon can be converted into common stock of the Company at any time at the discretion of the Holder and any preferred stock not converted prior to December 31, 1999 will automatically be converted on that date based on an average of the closing bid prices of the common stock for the five trading days ended immediately prior to that date, but not to exceed $3 per share.

If both the Notes and the preferred stock had been converted into additional shares of the Company's common stock on September 30, 1998, the holders of the Notes would have received approximately 31.8 million common shares, including
28.6 million to the Trust, and the Holder of the preferred stock would have received approximately 23.7 million shares.

As previously noted, the Company is currently undergoing field trials and/or applications for the amendment of certain internal control procedures related to slot machines in various domestic jurisdictions. Management feels that if these field trials and/or applications for the amendment of certain internal control procedures are successful, an increase in sales will result. No assurance can be given that the field trials or the applications for amendment of certain internal control procedures will be successful in any jurisdictions, or if obtained, will result in increased sales to the Company.

Should the Company fail to generate sufficient revenues to support operations, the Company would have to secure additional debt or equity financing. If this additional debt or equity financing should not be available, and no assurance can be given that such additional debt or equity financing can be located, and if the Company can not generate sufficient revenues to support operations, the Company will be unable to continue as a going concern.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

         27.1 Financial Data Schedule.

       (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SPINTEK GAMING TECHNOLOGIES, INC.


Date:  November 12, 1998                      By: /s/ GARY L. COULTER
                                                 -------------------------------
                                                 Gary L. Coulter
                                                 Chairman of the Board, Chief
                                                 Executive Officer

Date:  November 12, 1998                      By:/s/ GEORGE P. MILLER
                                                 -------------------------------
                                                 George P. Miller
                                                 Chief Financial Officer
                                                 (Principal Financial
                                                  and Accounting Officer)

                           EXHIBIT INDEX

Exhibit Index             Description                        Page Number
-------------             -----------                        -----------

      27.1                Financial Data Schedule                 16