Form 10QSB
period 1998-12-31
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1999-02-16
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---     EXCHANGE ACT OF 1934

           For the quarterly period ended:   December 31, 1998
                                             -----------------

                                       OR

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to __________________

Commission file number    0-27226
                         ---------

                       SPINTEK GAMING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              33-0134823
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

           1857 Helm Drive, Las Vegas, Nevada               89119
--------------------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

                                  (702)263-3660
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                   901-B Grier Drive, Las Vegas, Nevada 89119
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

   18,793,993 shares of Common Stock, $0.002 par value as of January 31, 1999
   --------------------------------------------------------------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                                                                Page No.
                                                                                --------


PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements
              Consolidated Balance Sheets at December 31, 1998 and June 30, 1998    3
              Consolidated Statements of Operations for the Three Months and Six
                    Months Ended December 31, 1998 and 1997                         4
              Consolidated Statements of Cash Flows for the Six Months Ended
                    December 31, 1998 and 1997                                      5
              Notes to Consolidated Financial Statements                            7

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations
                                                                                    9

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings                                                     14

   Item 2.   Changes in Securities                                                 14

   Item 3.   Defaults Upon Senior Securities                                       14

   Item 4.   Submission of Matters to a Vote of Security Holders                   14

   Item 5.   Other Information                                                     14

   Item 6.   Exhibits and Reports on Form 8-K                                      14

SIGNATURE PAGE                                                                     15

EXHIBIT INDEX                                                                      16

            SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)

                                                                  December 31,  June 30,
                                                                      1998        1998
                                                                  ----------- ----------
                                  ASSETS
Current assets:
  Cash ........................................................   $    176    $    500
  Accounts receivable, net ....................................        447         229
  Prepaid and other current assets ............................         74          46
  Inventories, net ............................................      1,813         679
                                                                  --------    --------
    Total current assets ......................................      2,510       1,454

Furniture, fixtures and equipment, net ........................        210         144
Licenses and patents ..........................................      1,004       1,019
Other assets ..................................................        116         126
                                                                  --------    --------

Total assets ..................................................   $  3,840    $  2,743
                                                                  ========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ............................................   $    888    $    852
  Demand notes payable to affiliates ..........................       --           190
  Accrued liabilities .........................................        758         640
  Accrued interest ............................................        173          53
  Customer deposits ...........................................         33         247
  Dividends payable ...........................................        651         485
                                                                  --------    --------
    Total current liabilities .................................      2,503       2,467
                                                                  --------    --------

Long-term debt ................................................      5,000       2,350
                                                                  --------    --------

Stockholders' deficit:
  Convertible preferred stock, no par value, 100,000 shares
    authorized, 8,241 shares issued and outstanding ...........      5,355       5,355
  Common stock, $.002 par value, 100,000,000 shares authorized,
    20,111,322 and 19,990,384 shares issued and outstanding ...         40          40
  Additional paid-in capital ..................................      5,716       5,855
  Accumulated deficit .........................................    (14,745)    (13,295)
  Treasury stock, 1,317,329 shares, at cost ...................        (29)        (29)
                                                                  --------    --------
    Total stockholders' deficit ...............................     (3,663)     (2,074)
                                                                  --------    --------

Total liabilities and stockholders' deficit ...................   $  3,840    $  2,743
                                                                  ========    ========

        See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 Three Months Ended      Six Months Ended
                                                    December 31,           December 31,
                                                  1998       1997         1998       1997
                                               ---------   --------    ---------   --------
Sales ......................................   $  1,007    $   --      $  2,009    $   --
Cost of sales ..............................        578        --         1,121        --
                                               --------    --------    --------    --------
  Gross profit .............................        429        --           888        --

Selling, general and administrative expenses      1,055         921       2,035       1,605
Research and development expense ...........         79         303         164         468
                                               --------    --------    --------    --------

  Operating loss ...........................       (705)     (1,224)     (1,311)     (2,073)

Other income (expense):
  Interest income ..........................         23           2          34           5
  Depreciation and amortization ............        (27)        (11)        (38)        (20)
  Interest expense .........................        (72)         (9)       (135)        (21)
                                               --------    --------    --------    --------
Net loss ...................................       (781)     (1,242)     (1,450)     (2,109)
Dividends on convertible preferred stock ...        (83)        (86)       (166)       (159)
                                               --------    --------    --------    --------

Net loss applicable to common shares .......   $   (864)   $ (1,328)   $ (1,616)   $ (2,268)
                                               ========    ========    ========    ========

Loss per common share information:
   Weighted average common shares:
    Basic ..................................     18,793      17,172      18,733      16,487
                                               ========    ========    ========    ========
    Diluted ................................     18,793      17,172      18,733      16,487
                                               ========    ========    ========    ========

  Net loss per common share:
    Basic ..................................   $  (0.05)   $  (0.08)   $  (0.09)   $  (0.14)
                                               ========    ========    ========    ========
    Diluted ................................   $  (0.05)   $  (0.08)   $  (0.09)   $  (0.14)
                                               ========    ========    ========    ========


           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                December 31,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------
Cash flows from operating activities:
  Net loss .............................................    $(1,450)    $(2,109)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization ......................         38          20
    Non-cash interest expense ..........................        126        --
    Allowance for inventory obsolescence ...............        (30)         14
    Provision for bad debts ............................       --            60
    Non-cash operating expenses for common stock .......       --            27
    Royalty expense used to reduce note receivable
     from related company ..............................       --            51
  (Increase) decrease in assets:
    Accounts receivable ................................       (223)       --
    Inventory ..........................................     (1,103)       (154)
    Prepaid expenses and other .........................        (15)         75
  Increase (decrease) in liabilities:
    Accounts payable ...................................         36         124
    Accrued liabilities ................................        119         150
    Accrued interest ...................................       --             4
    Customer deposits ..................................       (215)         76
                                                            -------     -------
Net cash used in operating activities ..................     (2,717)     (1,662)
                                                            =======     =======

Net cash used in investing activities:
  Purchase of furniture, fixtures and equipment ........        (87)        (53)
                                                            -------     -------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures .....      2,650        --
  Proceeds from (repayment of) demand notes
    payable to affiliates and stockholders .............       (170)        470
  Proceeds from issuance of preferred stock ............       --           975
                                                                        -------
Net cash provided by financing activities ..............      2,480       1,445
                                                            -------     -------

Net decrease in cash and cash equivalents ..............       (324)       (270)
Cash and cash equivalents, beginning of period .........        500         404
                                                            -------     -------

Cash and cash equivalents, end of period ...............    $   176     $   134
                                                            =======     =======


           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                 December 31,
                                                               ---------------
                                                                1998     1997
                                                               ------   ------
Supplemental schedule of non-cash investing and
  financing activities:
    Dividends payable on preferred stock ...................   $ (166)  $(159)
                                                               ======   =====

    Issuance of common stock for debt ......................   $   26   $ 500
                                                               ======   =====

    Issuance of common stock in lieu of cash for fees
      related to preferred stock transaction ...............   $  --    $ 110
                                                               ======   =====


Supplemental disclosure of cash flow information:
    Cash paid for interest .................................   $    8   $  11
                                                               ======   =====

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

The consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations for the three months and six months ended December 31, 1998 and 1997 and consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for those periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

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


NOTE 2 - LICENSES AND PATENTS

In October 1998, the Company was awarded a patent by the U.S. Patent and Trademark Office ("USPTO"). This patent encompasses hopper weighing technology used by the Company to thwart technician fraud as well as providing for drop box counting and weighing of coins. It also enumerates other possible uses of the weighing technology and allows for the expansion of claims in further filings with USPTO. Similar patents have previously been awarded to the Company by the Department of Trade and Industry, Republic of South Africa in July 1997, and the European Patent Organization ("E.P.O.") in 1998. Patents issued by the E.P.O. are applicable for eighteen contracting European states and four designated extension European states. The E.P.O. patent is applicable for the five European states in which Azkoyen, a Spanish company, has pending patent applications that may be deemed similar to the Company's E.P.O. patents. Though the granting of a patent to the Company in the E.P.O. states is considered a mandate of intellectual property rights, and management believes the Company's claims are valid and intends to vigorously assert its rights, it is unable to estimate the possible outcome or the ultimate financial effect of any potential proceedings regarding this matter.

NOTE 3 - LONG-TERM DEBT

         During the first six months of fiscal 1999, the Company completed the offering of its $5,000,000 6% Secured Convertible Notes (the "Notes"). The Malcolm C. Davenport V Family Trust (the "Trust") purchased an additional
$2,400,000 of the Notes, increasing the Trust's holdings of the Notes to $4,300,000; and a member of the Board of Directors at the time purchased an additional $250,000 of the Notes, increasing his holdings in the Notes to $350,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as terms expressing future expectations, enthusiasm about future potential, and
anticipated  growth  in  sales,  revenues  and  earnings.   All  forward-looking
statements, although made in good faith, are subject to important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, results may differ from those expressed in any forward-looking statements made herein. Such statements are necessarily speculative and factors including, but not limited to, unusual production or supply problems, unusual risks attending foreign transactions, year 2000 problems, competitive pressures, unanticipated problems in obtaining approvals and/or licenses from governmental authorities as to products or the ability to sell products in any jurisdiction, a general deterioration in domestic or global economic conditions, and changes in federal or state tax laws or laws permitting legalized gaming in any jurisdiction within which gaming is currently conducted or the administration of such laws, could cause results to differ materially from those projected.

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

The Company has initiated a program of contacting its primary suppliers of key components of its hopper weighing system to receive assurance that the Year 2000 issue will not directly impact their ability to supply the Company with product. In addition, the Company has located alternative sources for all such key components.

The Company has recently installed a manufacturing, inventory control and accounting software system that has been represented by the developer to be Year 2000 compliant.

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

Since early 1996, the Company has devoted its efforts to the development of proprietary technology for determining the contents of a slot machine hopper and an on-line data collection system that allows a casino to utilize the financial and security information ("AccuSystem" or "AccuHopper"(TM)). During fiscal 1998, the Company, after various field trials, received approval of its stand alone AccuSystem from Gaming Laboratories International, from the states of Nevada, Mississippi and New Jersey, and from Native American tribal authorities in the states of Connecticut and Minnesota. In addition, the Company is currently engaged in beta site testing of the interface of AccuSystem with three slot machine accounting systems, including two of the principal systems utilized throughout the gaming industry, Bally Systems and Casino Data Systems. The third beta site is a system that is exclusively utilized by a multiple hotel/casino operator based in Southern Nevada. The Company is also working with other manufacturers of slot machine accounting systems, including IGT's new IGS system and Advanced Casino Systems Corporation, on the interface of AccuSystem with their products. Although management is confident that AccuSystem will be successfully interfaced with these slot accounting systems, no assurance can be given that such interfaces will ultimately be successful or, if successful, will receive the necessary approvals from the gaming authorities in the jurisdictions in which such slot accounting systems are utilized.

In December 1998, the Company received notification from the State of Nevada Gaming Control Board ("NGCB") that AccuSystem had been authorized to be the second verifier of a slot machine fill, thereby eliminating the need for a second employee to observe each fill and sign the required fill documentation in Nevada casinos. This authorization will be granted to casinos on a case by case basis by the NGCB provided a casino's accounting and auditing procedures adequately substitute for the lack of the second signature verification. In management's opinion, this was a significant event for the Company in that a casino utilizing AccuSystem will be able to reduce slot machine down time, reduce labor costs associated with the fill process, and increase customer satisfaction through the elimination of the second person in the fill process. The Company is assisting certain casinos in other domestic gaming jurisdictions in their requests to have AccuSystem authorized to be the second verifier, and to be able to utilize certain other features of the AccuSystem designed to enhance revenues and reduce operating costs. No assurance can be given that these requests will ultimately be approved by the gaming authorities in the jurisdictions wherein they are pending, or that a significant number of Nevada casinos will satisfy the NGCB's internal control requirement and thereby qualify for the single signature fill authorization.

The accompanying financial statements for the prior periods reflect certain reclassifications, which have no effect on net losses or cash flows in those periods, to conform to classifications in the current period.

Six Months Ended December 31, 1998 and 1997

During the first six months of fiscal 1999, the Company reported sales of approximately $2,009,000, which included sales in Mississippi, Minnesota, New Jersey, Iowa and Nevada. The gross margin was approximately 44% and reflects discounts from the listed sales prices to introduce product in the various domestic markets and to establish a customer base. In addition, the gross margin was negatively impacted by costs associated with the adaptation of the AccuSystem product to the assortment of slot machines into which the AccuSystem is to be installed. As of February 9, 1999, the Company's sales backlog was approximately $1,700,000.

Selling,   general  and   administrative   expenses   increased   $430,000,   or
approximately 27%, to $2,035,000 for the six months ended December 31, 1998 from $1,605,000 for the six months ended December 31,

1997. When comparing the two six month periods, an increase in payroll and payroll related expenses of $615,000 to $1,037,000 was partially offset by decreases of $60,000 in bad debt expense and $155,000 in accrued expenses that are based on fiscal period changes in the market capitalization of the Company's common stock. The increase in payroll and payroll related expenses were primarily related to additional administrative, product development and support personnel necessitated by sales activities, and approximately $150,000 in engineering labor costs that would have been classified as research and development expense in the prior year period.

Research and development expenses decreased by $304,000, or 64%, to $164,000 in the current period from $468,000 in the six month period ended December 31, 1997. Whereas all engineering and product development expenses in the prior year period were classified as research and development expenses, only expenses associated with new product development are classified as research and development expenses in the current year period. Expenses related to the further development of the AccuSystem product, including costs associated with interfacing with the various slot accounting systems and design modifications necessitated by slot machine cabinet and design variations are expensed elsewhere in the financial statements.

Interest expense increased to $135,000 for the six months ended December 31, 1998 from $21,000 in the prior year period as a result of the issuance of the 6% Secured Convertible Notes from the $5.0 million offering (the "Notes"). Depreciation and amortization increased to $38,000 in the first six months of fiscal 1999 from $20,000 in the same period in the prior year, primarily due to amortization of the AccuSystem patent costs.


Three Months Ended December 31, 1998 and 1997

During the second quarter of fiscal 1999, the Company reported sales of approximately $1,007,000. The gross margin was approximately 43%, reflecting discounts from the listed sales prices to introduce product in the various domestic markets and to establish a customer base. In addition, the gross margin was negatively impacted by costs associated with the customization of the AccuSystem product to the assortment of slot machines into which the AccuSystem is to be installed.

Selling, general and administrative expenses increased $133,000, or approximately 14%, to $1,055,000 for the quarter ended December 31, 1998 from $922,000 in the same period in the prior year. In the current year's quarter, payroll and payroll related expenses were approximately $568,000, reflecting an increase of approximately $316,000 over prior year's payroll and payroll related expenses. This increase in payroll and payroll related expenses was primarily due to additional administrative, product development and support personnel necessitated by sales activities, and approximately $87,000 in engineering labor costs that would have been classified as research and development expense in the prior year period. When comparing the two quarters, the increase in payroll and payroll related expenses were offset by a decrease of $60,000 in bad debt expense, $25,000 in royalty amortization, $27,000 in non-cash compensation expense, and $55,000 in accrued expenses that are based on fiscal period changes in the market capitalization of the Company's common stock.

Research and development expenses decreased by $223,000, or 74%, to $79,000 in the current year's second quarter. Whereas all engineering and product development expenses were classified as research and development expenses in the quarter ended December 31, 1997, only expenses associated with new product development are classified as research and development expense in the quarter ended December 31, 1998. Expenses related to the further development of the AccuSystem product, including costs associated with interfacing with the various slot accounting systems and design modifications necessitated by slot machine cabinet and design variations are expensed elsewhere in the financial statements.

Interest expense increased to $71,000 for the quarter ended December 31, 1998 from $9,000 in the same quarter in the prior year as a result of the issuance of the Notes. Depreciation and amortization increased to $27,000 in the current year's quarter from $11,000 for the three month period ended December 31, 1997, primarily due to amortization of the AccuSystem patent costs.

Liquidity and Capital Resources

The Company's current assets at December 31, 1998 totaled $2,510,000, including $176,000 in cash and cash equivalents and $1,813,000 in inventory. The Company's current liabilities were $2,503,000, including $651,000 in dividends payable to preferred stockholders and $173,000 in interest on the Notes. Net cash used in operating activities was approximately $2,717,000. As of February 9, 1999, the Company had a sales backlog of approximately $1,700,000.

As previously noted, the Company's initial sales and marketing activities commenced in the latter stages of the fiscal year ended June 30,1998. Absent significant revenues from operations, the Company has funded itself primarily through equity and debt financing.

On February 27, 1998, the Company initiated the private placement of the Notes in two separate offerings with identical terms due February 28, 2008 in the aggregate principal amount of $5,000,000 to a limited number of investors with interest payable annually commencing February 28, 1999. The Notes are secured by a security interest and collateral assignment of all of the Company's patents, patent applications, trade secrets and all other intellectual rights of the Company existing or developed prior to the repayment or other settlement of the Notes (the "Intellectual Rights"). The Notes are convertible by holders of the Notes at any time through February 28, 2001 into shares of the Company's $0.002 common stock in a number equal to 0.8% of the then outstanding shares of the Company's common stock for each $100,000 in principal amount of the Notes. In addition, the Company may require conversion at certain times through February 28, 2001 under certain circumstances.

During the six month period ended December 31, 1998, the Company closed the $5,000,000 Note offering, with the Malcolm C. Davenport V Family Trust (the "Trust") purchasing an additional $2,400,000 of the Notes from the Company during the six month period. Consequently the Trust, for which Malcolm C. Davenport V (a member of the Board of Directors) serves as Trustee, holds a total of $4,300,000 of the Notes. In addition, a member of the Board of Directors at the time purchased an additional $250,000 of the Notes, bringing his holdings in the Notes to $350,000. In January 1999, Malcolm C. Davenport V loaned the Company an additional $350,000 pursuant to the terms of a 10% note due March 20, 1999 which is secured by the Company's Intellectual Rights in a position subordinate to that of the holders of the Notes.

In addition to the Notes, there were 8,241 issued and outstanding shares of 4% Convertible Preferred Stock at December 31, 1998. These preferred shares were held by RBB Bank Aktiengesellschaft (the "Holder"), an offshore bank representing investors pursuant to Regulation S promulgated under the Securities Act of 1933. All such preferred stock, plus any accrued and unpaid dividends thereon, can be converted into common stock of the Company at any time at the discretion of the Holder, and any preferred stock not converted prior to December 31, 1999 will automatically be converted on that date based on an average of the closing bid prices of the common stock for the five trading days ended immediately prior to that date, but not to exceed $3 per share.

If both the Notes and the Preferred Stock had been converted into additional shares of the Company's common stock on December 31, 1998, the holders of the Notes would have received approximately 30.9 million common shares, including
26.6 million to the Trust, and RBB would have received approximately 27.5 million shares.

As previously noted, the Company is currently undergoing beta site testing and/or assisting with certain casino's applications for the amendment of certain internal control procedures related to slot machines in various domestic jurisdictions. Management feels that if these beta site tests and/or applications for the amendment of certain internal control procedures are successful, an increase in sales will result. No assurance can be given that the field trials or the applications for amendment of certain internal control procedures will be successful in any jurisdictions, or if obtained, will result in increased sales to the Company.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On January 22, 1999, the Washoe County (Reno), Nevada District Court granted the Company's motion for summary judgment and dismissed without prejudice the lawsuit filed against the Company by Richard M. Mathis ("Mathis"). Mathis had filed suit in October 1996 against the Company, Spintek International, Inc. and Lanier M. Davenport ("Davenport") who, until October 18, 1996, was chairman and chief executive officer of the Company. In his lawsuit, Mathis had alleged that Davenport, with the Company's assistance, had defrauded him, breached a fiduciary duty to him, and was seeking actual damages of in excess of $500,000 and punitive damages of in excess of $500,000.

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

         10.1 Employment Agreement with Gary Coulter dated December 10, 1998
         27.1 Financial Data Schedule.

       (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SPINTEK GAMING TECHNOLOGIES, INC.


Date:  February 10, 1999                     By: /s/ GARY L. COULTER
                                                 ------------------------------
                                                     Gary L. Coulter
                                                     Chairman of the Board,
                                                     Chief Executive Officer

Date:  February 10, 1999                     By: /s/ GEORGE P. MILLER
                                                 -----------------------------
                                                     George P. Miller
                                                     Chief Financial Officer
                                                    (Principal Financial
                                                     and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Index                    Description                         Page Number
-------------                    -----------                         -----------

  10.1  Employment Agreement with Gary Coulter dated December 10, 1998     E-1
  27.1  Financial Data Schedule                                            E-10