Form 10QSB
period 1999-03-31
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1999-05-17
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 1999
                                            --------------

                                       OR

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to _______________

Commission file number        0-27226
                        --------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                               33-0134823
             ------                                               ----------
(State or other  jurisdiction of                              (IRS  Employer
incorporation or organization)                               Identification No.)

   1857 Helm Drive, Las Vegas, Nevada                                  89119
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (702) 263-3660
                                 --------------
              (Registrant's telephone number, including area code)


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

142,147,549 shares of Common Stock, $0.002 par value as of May 6, 1999
----------------------------------------------------------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I.    FINANCIAL INFORMATION

   Item 1.     Financial Statements

                Consolidated Balance Sheets at March 31, 1999 and June 30, 1998           3
                Consolidated Statements of Operations for the Three Months and Nine
                      Months Ended March 31, 1999 and 1998                                4
                Consolidated Statements of Cash Flows for the Nine Months Ended
                      March 31, 1999 and 1998                                             5
                Notes to Consolidated Financial Statements                                7

   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      9

PART II.   OTHER INFORMATION

   Item 1.     Legal Proceedings                                                         13

   Item 2.     Changes in Securities                                                     13

   Item 3.     Defaults Upon Senior Securities                                           13

   Item 4.     Submission of Matters to a Vote of Security Holders                       13

   Item 5.     Other Information                                                         13

   Item 6.     Exhibits and Reports on Form 8-K                                          13

SIGNATURE PAGE                                                                           14

EXHIBIT INDEX                                                                            15

            SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)

                                                                  March 31,   June 30,
                                                                    1999       1998
                                                                    ----       ----
                                  ASSETS
Current assets:
  Cash ........................................................   $  1,059    $    500
  Accounts receivable, net ....................................        891         229
  Prepaid and other current assets ............................        717          46
  Inventories, net ............................................      1,785         679
                                                                  --------    --------
    Total current assets ......................................      4,452       1,454

Furniture, fixtures and equipment, net ........................        265         144
Licenses and patents ..........................................        975       1,019
Other assets ..................................................        100         126
                                                                  --------    --------
Total assets ..................................................   $  5,792    $  2,743
                                                                  ========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ............................................   $  1,220    $    852
  Demand notes payable to stockholder and affiliates ..........        850         190
  Accrued liabilities .........................................      1,352         640
  Accrued interest ............................................        163          53
  Customer deposits ...........................................      1,404         247
  Accrued conversion preference ...............................        732         485
                                                                  --------    --------
    Total current liabilities .................................      5,721       2,467
                                                                  --------    --------

Long-term debt ................................................      5,000       2,350
                                                                  --------    --------

Stockholders' deficit:
  Convertible preferred stock, no par value, 100,000 shares
    authorized, 8,241 shares issued and outstanding ...........      5,355       5,355
  Common stock, $.002 par value, 100,000,000 shares authorized,
    20,111,322 and 19,990,384 shares issued and outstanding ...         40          40
  Additional paid-in capital ..................................      5,635       5,855
  Accumulated deficit .........................................    (15,930)    (13,295)
  Treasury stock, 1,317,329 shares, at cost ...................        (29)        (29)
                                                                  --------    --------
    Total stockholders' deficit ...............................     (4,929)     (2,074)
                                                                  --------    --------

Total liabilities and stockholders' deficit ...................   $  5,792    $  2,743
                                                                  ========    ========

        See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended      Nine Months Ended
                                                                March 31,            March 31,
                                                          ---------------------------------------
                                                          1999       1998        1999        1998
                                                          ----       ----        ----        ----
Sales ..............................................   $  1,041    $    180    $  3,050    $    180
Cost of sales ......................................        572         103       1,693         103
                                                       --------    --------    --------    --------
  Gross profit .....................................        469          77       1,357          77

Selling, general and administrative expenses .......      1,477         968       3,512       2,601
Research and development expense ...................         40         257         204         697
                                                       --------    --------    --------    --------

  Operating loss ...................................     (1,048)     (1,148)     (2,359)     (3,221)

Other income (expense):
  Interest income ..................................          9           4          43           9
  Depreciation and amortization ....................        (52)        (14)        (90)        (34)
  Interest expense .................................        (94)        (15)       (229)        (36)
                                                       --------    --------    --------    --------

Net loss ...........................................     (1,185)     (1,173)     (2,635)     (3,282)
Conversion preference of convertible preferred stock        (81)        (86)       (247)       (245)
                                                       --------    --------    --------    --------

Net loss applicable to common shares ...............   $ (1,266)   $ (1,259)   $ (2,882)   $ (3,527)
                                                       ========    ========    ========    ========

Loss per common share information:
  Weighted average common shares:
    Basic ..........................................     18,795      17,365      18,753      16,765
                                                       ========    ========    ========    ========
    Diluted ........................................     18,795      17,365      18,753      16,765
                                                       ========    ========    ========    ========

  Net loss per common share:
    Basic ..........................................   $  (0.07)   $  (0.07)   $  (0.15)   $  (0.21)
                                                       ========    ========    ========    ========
    Diluted ........................................   $  (0.07)   $  (0.07)   $  (0.15)   $  (0.21)
                                                       ========    ========    ========    ========

           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                   March 31,
                                                             -------------------
                                                               1999       1998
                                                             -------    --------
Cash flows from operating activities:
  Net loss ...............................................   $(2,635)   $(3,282)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization ........................        90         33
    Non-cash interest expense ............................      --         --
    Change in allowance for inventory obsolescence, net ..        70         64
    Provision for bad debts ..............................      --           39
    Non-cash operating expenses for common stock .........      --           27
    Royalty expense used to reduce note receivable
     from related company ................................      --           76
  (Increase) decrease in assets:
    Accounts receivable ..................................      (662)      --
    Inventory ............................................    (1,176)      (119)
    Prepaid expenses and other ...........................      (646)        19
  Increase (decrease) in liabilities:
    Accounts payable .....................................       369        182
    Accrued liabilities ..................................       711        442
    Accrued interest .....................................       116         14
    Customer deposits ....................................     1,157       --
                                                             -------    -------
Net cash used in operating activities ....................    (2,606)    (2,505)
                                                             -------    -------

Net cash used in investing activities:
  Purchase of furniture, fixtures and equipment ..........      (165)       (67)
                                                             -------    -------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures .......     2,650      1,000
  Proceeds from demand notes payable to affiliates
    stockholders .........................................       850        499
  Repayments of notes payable to affiliates and
    stockholders .........................................      (170)       --
  Proceeds from issuance of preferred stock ..............       --         975
                                                             -------    -------
Net cash provided by financing activities ................     3,330      2,474
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents .....       559        (98)
Cash and cash equivalents, beginning of period ...........       500        404
                                                             -------    -------

Cash and cash equivalents, end of period .................   $ 1,059    $   306
                                                             =======    =======

          See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                    March 31,
                                                               -----------------
                                                                 1999      1998
                                                               -------    ------
Supplemental schedule of non-cash investing and
 financing activities:
    Conversion preference of preferred stock ..............    $  (247)   $(245)
                                                               =======    =====

    Issuance of common stock for debt .....................    $    26    $ 500
                                                               =======    =====

    Issuance of common stock in lieu of cash for fees
      related to preferred stock transaction ..............    $  --      $ 110
                                                               =======    =====


Supplemental disclosure of cash flow information:
    Cash paid for interest ................................    $   113    $  22
                                                               =======    =====


           See accompanying Notes to Consolidated Financial Statements

              SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Spintek Gaming Technologies, Inc. ("SGT") and its wholly owned subsidiary Spintek Gaming, Inc. ("Gaming"), and Gaming's wholly owned subsidiary, Spinteknology, Inc. ("Spinteknology") (SGT, Gaming and Spinteknology collectively referred to as the "Company"). All significant intercompany transactions have been eliminated.

The consolidated balance sheet as of March 31, 1999 and the related consolidated statements of operations for the three months and nine months ended March 31, 1999 and 1998 and consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for those periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

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

NOTE 2 - SUBSEQUENT EVENT

On April 26, 1999, the Company received from RBB Bank Aktiengesellschaft ("RBB"), the holder of SGT's 4% Convertible Preferred Stock (the "Preferred Stock") notices of conversion of all 8,241 outstanding shares of Preferred Stock into SGT's common stock. The conversion price, based on the average closing bid price of the common stock for the five trading days ended Friday, April 23, 1999, was $0.1735. As a result of the conversions, SGT issued approximately 51.8 million shares of its common stock to RBB. Due to an insufficient number of shares of authorized common stock, the shares were delivered to RBB in two issues, the first occurring on April 29, 1999 for approximately 25.9 million shares. Subsequent to the amendment to SGT's Articles of Incorporation increasing the number of shares of authorized common stock, SGT issued to RBB on May 6, 1999 the remaining 25.9 million shares.

Also on April 26, 1999, SGT received from the holders of the 6% Secured Convertible Notes (the "Notes") their notices of conversion effective April 29, 1999 of the $5,000,000 principal amount of the Notes into common stock. The $5,000,000 of Notes which were converted constituted all of the Notes outstanding. The conversion rate was 0.4% of the common shares outstanding, including the shares issued to RBB in the conversion noted above and vested options, a majority of which were subject to anti-dilution provisions, for each $50,000 in principal amount of the Notes. As a result of the conversions, the Company issued approximately 71.5 million shares of its common stock to the holders of the Notes. Due to an insufficient number of shares of authorized common stock , the shares were delivered to the holders of the Notes in two issues, the first occurring on April 29, 1999 for approximately 35.75 million shares. Subsequent to the amendment to SGT's Articles of Incorporation increasing the number of shares of authorized common stock, SGT issued to the Note holders on May 6, 1999 the remaining 35.75 million shares.

On April 28, 1999, the holders of a majority of SGT's common stock approved by written consent an amendment to SGT's Articles of Incorporation increasing the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares. The amendment was effective on May 3, 1999.

In addition, in May 1999, the Board of Directors of SGT, with written consent of the holders of a majority of the outstanding common stock of SGT, authorized an increase in the number of shares of common stock under the 1996 Stock Option Plan from 4,000,000 to 60,000,000.

The following is a pro forma comparison of the balance sheet pre and post conversion.


The following is a pro forma comparison of the balance sheet pre and post conversion.

                                             (In Thousands)
                                     Pre-Conversion    Post Conversion
                                     --------------    ---------------
Current assets ....................     $  4,452          $  4,452
Other assets ......................        1,340             1,340
                                        --------          --------
Total assets ......................     $  5,792          $  5,792
                                        ========          ========

Current liabilities ...............     $  5,721          $  4,989
Noncurrent liabilites .............        5,000              --
                                        --------          --------
Total liabilities .................       10,721             4,989

Stockholders' equity (deficit) ....       (4,929)              803
                                        --------          --------
                                        $  5,792          $  5,792
                                        ========          ========

NOTE 3 - ORDER BACKLOG

As of March 31, 1999, the Company had an order backlog of approximately $4.0 million accompanied by deposits from customers of $1.4 million.

NOTE 4 - LICENSES AND PATENTS

In October 1998, the Company was awarded a patent by the U.S. Patent and Trademark Office ("USPTO"). This patent encompasses hopper weighing technology used by the Company to thwart technician fraud as well as providing for drop box counting and weighing of coins. It also enumerates other possible uses of the weighing technology and allows for the expansion of claims in further filings with USPTO. Similar patents have previously been awarded to the Company by the Department of Trade and Industry, Republic of South Africa in July 1997, and the European Patent Organization ("E.P.O.") in 1998. Patents issued by the E.P.O. are applicable for eighteen contracting European countries and four designated extension European countries. The E.P.O. patent is applicable for the five European countries in which Azkoyen, a Spanish company, has pending patent applications that may be deemed similar to the Company's E.P.O. patents. Though the granting of a patent to the Company in the E.P.O. countries is considered a mandate of intellectual property rights, and management believes the Company's claims are valid and intends to vigorously assert its rights, it is unable to estimate the possible outcome or the ultimate financial effect of any potential proceedings regarding this matter.

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

Year 2000 Considerations

The Company's hopper weighing technology is date sensitive and both the hardware and software are Year 2000 compliant. The Company's primary customers are casinos with slot machines into which the Company's product is installed. In addition, many casinos utilize slot machine accounting systems to which the Company's product must interface. Although the Company has not received assurances from the primary slot machine manufacturers or the slot machine accounting system manufacturers as to the Year 2000 issue, the Company expects that at least a majority of the machines and accounting systems will be Year 2000 compliant.

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

Material Changes in Results of Operations

Background Information

From inception in March 1995 through the third quarter of the Company's fiscal year ended June 30, 1998, the Company realized minimal revenues from the sale of its products, with its first sale in the amount of $180,000 having occurred in March 1998. As a result, the Company filed its quarterly and annual financial reports as a development stage enterprise through the quarter ended March 31, 1998. With the commencement of active sales and marketing activity in the latter stages of fiscal 1998, management determined that the Company should no longer report as a development stage enterprise. Consequently, commencing with the annual report on Form 10-KSB for the year ended June 30, 1998, the cumulative from inception financial information was deleted from the Consolidated Statements of Operations, Cash Flows and Changes in Stockholders' Equity (Deficit).

Since early 1996, the Company has devoted its efforts to the development of proprietary technology for determining the contents of a slot machine hopper and an on-line data collection system that allows a casino to utilize the financial and security information ("AccuSystem"). In addition to the development of its stand alone system, the Company is continuing to work with the predominant vendors of slot accounting systems throughout the domestic gaming industry to interface its system with theirs. Although management is confident that AccuSystem will be successfully interfaced with these slot accounting systems, no assurance can be given that such interfaces will ultimately be successful or, if successful, will receive the necessary approvals from the gaming authorities in the jurisdictions in which such slot accounting systems are utilized.

In December 1998, the Company received notification from the State of Nevada Gaming Control Board ("NGCB") that AccuSystem had been authorized to be the second verifier of a slot machine fill, thereby eliminating the need for a second employee to observe each fill and sign the required fill documentation in Nevada casinos. This authorization will be granted to casinos on a case by case basis by the NGCB provided a casino's accounting and auditing procedures adequately substitute for the lack of the second signature verification. In management's opinion, this was a significant event for the Company in that a casino utilizing AccuSystem will be able to reduce slot machine down time and increase its customers satisfaction through better utilization of its slot floor personnel. The Company is assisting certain casinos in other domestic gaming jurisdictions in their requests to have AccuSystem authorized to be the second verifier, and to be able to utilize certain other features of the AccuSystem designed to enhance revenues and a casino's customers satisfaction. No assurance can be given that these requests will ultimately be approved by the gaming authorities in the jurisdictions wherein they are pending, or that a significant number of Nevada casinos will satisfy the NGCB's internal control requirement and thereby qualify for the single signature fill authorization.

Nine Months Ended March 31, 1999 and 1998

During the first nine months of fiscal 1999, the Company reported sales of approximately $3,050,000 net of returns and allowances of $142,000. Sales in the prior year nine month period totaled $180,000, all of which occurred in the Company's third fiscal quarter. In the current year period, the gross margin was approximately 45% and reflects discounts from the listed sales prices to introduce product in the various domestic markets and to establish a customer base. In addition, the gross margin for the nine months ended March 31, 1999 was negatively impacted by greater than anticipated costs associated with the adaptation of the AccuSystem product to the varied internal configurations of slot machines into which the AccuSystem is installed.

Selling, general and administrative expenses increased $911,000, or approximately 35%, to $3,512,000 for the nine months ended March 31, 1999 from $2,601,000 for the nine months ended March 31, 1998. When comparing the two nine month periods, an increase in payroll and payroll related expenses of $1,101,000 to $1,753,000 was partially offset by decreases of $120,000 in bad debt expense and $373,000 in accrued expenses that are based on fiscal period changes in the total market capitalization of the Company's common stock. The increase in payroll and payroll related expenses were primarily related to additional administrative, product development and support personnel necessitated by sales activities, and approximately $269,000 in engineering labor costs that would have been classified as research and development expense in the prior year period when the Company reported as a development stage enterprise. The reserve for inventory obsolescence was $140,000 for the nine month period ended March 31, 1999, primarily due to reserving for inventory items that have become functionally obsolete through product development, compared to $70,000 in the same period in the prior year. In addition, travel expenses increased 80%, or $235,000, to $527,000 during the first nine months of the current year from $292,000 in the prior year period. This increase was primarily due to sales and marketing activities and an increase in administrative travel. When comparing the two nine month periods, other general and administrative expenses in the current year period are generally higher than the prior year period due to increased staffing and sales activities.

Research and development expenses decreased by $493,000, or 71%, to $204,000 in the current nine month period from $697,000 in the nine month period ended March 31, 1998. Whereas all engineering and product development expenses in the prior year period were classified as research and development expenses due to the Company reporting at that time as a development stage enterprise, only expenses associated with new product development are classified as research and development expenses in the current year period. Expenses related to the further development of the AccuSystem product, including costs associated with interfacing with the various slot accounting systems and design modifications necessitated by slot machine cabinet and design variations, are expensed elsewhere in the financial statements.

Interest expense increased to $229,000 for the nine months ended March 31, 1999 from $36,000 in the prior year period primarily as a result of the issuance of the 6% Secured Convertible Notes from the $5.0 million offering (the "Notes"). Depreciation and amortization increased to $90,000 in the first nine months of fiscal 1999 from $34,000 in the same period in the prior year, primarily due to amortization of AccuSystem patent costs and depreciation on office furniture and equipment additions.


Three Months Ended March 31, 1999 and 1998

During the third quarter of fiscal 1999, the Company reported sales of approximately $1,041,000, net of sales returns and allowances of $142,000, compared to its initial sales of $180,000 that occurred in the quarter ended March 31, 1998. The gross margin was approximately 45%, reflecting discounts from the listed sales prices to introduce product in the various domestic markets and to establish a customer base. In addition, the gross margin was negatively impacted by costs associated with the customization of the AccuSystem product to a wider than expected assortment of slot machines internal configurations into which the AccuSystem is installed.

Selling, general and administrative expenses increased $509,000, or approximately 53%, to $1,477,000 for the quarter ended March 31, 1999 from $968,000 in the same period in the prior year. Payroll and payroll related expenses were approximately $716,000 during the current three month period, reflecting an increase of approximately $486,000 over prior year's three month payroll and payroll related expenses. This increase in payroll and payroll related expenses was primarily due to additional administrative, product development and support personnel necessitated by sales activities, and approximately $118,000 in engineering labor costs that would have been classified as research and development expense in the prior year period when the Company reported as a development stage company. When comparing the two quarters, the increase in payroll and payroll related expenses were offset by $25,000 in royalty amortization and $218,000 in accrued expense that is based on fiscal period changes in the market capitalization of the Company's common stock. The reserve for inventory obsolescence increased by $85,000 to $135,000 in the quarter ended March 31, 1999, primarily due to reserving for certain items that have become functionally obsolete through product development, from $50,000 in the prior year's third quarter. Travel expenses were $250,000 for the third quarter of fiscal 1999 compared to $118,000 in the same period in the prior year. Travel associated with sales and marketing and administrative activities were the principal reasons for this increase. When comparing the two three month periods, other general and administrative expenses in the current year period are generally higher than the prior year period due to increased staffing and sales activities.

Research and development expenses decreased by $217,000, or 82%, to $40,000 in the current year's third quarter. Whereas all engineering and product development expenses were classified as research and development expenses in the quarter ended March 31, 1998, only expenses associated with new product development are classified as research and development expenses due to the Company no longer reporting as a development stage enterprise. Expenses related to the further development of the AccuSystem product, including costs associated with interfacing with the various slot accounting systems and design modifications necessitated by slot machine
cabinet  and  design  variations,   are  expensed  elsewhere  in  the  financial
statements.

Interest expense increased to $94,000 for the quarter ended March 31, 1999 from $15,000 in the same quarter in the prior year as a result of the issuance of the Notes. Depreciation and amortization increased to $52,000 in the current year's quarter from $14,000 for the three month period ended March 31, 1998, primarily due to amortization of the AccuSystem patent costs.

Liquidity and Capital Resources

The Company's current assets at March 31, 1999 totaled $4,452,000, including $1,059,000 in cash and cash equivalents, deposits on pending inventory purchases of $685,000, and $1,785,000 in inventory. The Company's current liabilities were $5,721,000, including $732,000 in accrued conversion preference (which Preferred Stock converted into common stock as noted below), $163,000 in accrued interest, $850,000 in demand notes payable to stockholder, and $1,404,000 in deposits from customers. Net cash used in operating activities was approximately $2,665,000. Based on sales contracts as of May 6, 1999, management is expecting to record sales of approximately $5.0 million in the fourth quarter of fiscal 1999.

As previously noted, the Company's initial sales and marketing activities commenced in the latter stages of the fiscal year ended June 30,1998. Absent significant revenues from operations, the Company has funded itself primarily through equity and debt financing, including through the issuance of the Preferred Stock and the Notes.

During the first two quarters of fiscal 1999, the Company closed the $5,000,000 Note offering, with the Malcolm C. Davenport V Family Trust (the "Trust") purchasing an additional $2,400,000 of the Notes from the Company in fiscal 1999. Consequently, the Trust, for which Malcolm C. Davenport V (a stockholder and member of the Company's Board of Directors) serves as Co-trustee, held a total of $4,300,000 of the Notes at the time of the previously noted conversion of the Notes into common stock. In addition, a member of the Board of Directors at the time purchased an additional $250,000 of the Notes, bringing his holdings in the Notes to $350,000 at the time of the conversion. During the quarter ended March 31, 1999, Malcolm C. Davenport V loaned the Company an additional $850,000 at 10% annual interest which loan is secured by the Company's Intellectual Rights.

Management believes that increases in sales activities will continue into the future, and, consequently, the Company expects to achieve sales and operating cash flows that will sustain future operations. In addition, the Company is exploring the possibility of obtaining a line of credit from a financial institution that would be utilized to repay stockholder loans and for working capital purposes. However, no assurance can be given that the Company will generate sufficient revenues or obtain an adequate line of credit to support future operations.

Subsequent to the end of the third quarter of fiscal 1999, the Company received notification from the holders of its 4% Convertible Preferred Stock ("Preferred Stock") and the 6% Secured Convertible Notes ("Notes") that all of the holders of each were converting their securities into SGT's common stock. As a result of the conversions, stockholders' equity increased by approximately $5,732,000 through the conversion of accrued conversion preference in accordance with the terms of such instruments on the 4% Preferred Stock of $732,000, which is reported as a current liability on the Company's March 31, 1999 balance sheet, and $5,000,000 in principal of the Notes which were due in 2008. As a result of these conversions, annual interest expense related to the Notes of $300,000, together with the annual conversion preference on the Preferred Stock of $330,000, will no longer be reported.

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

                        SPINTEK GAMING TECHNOLOGIES, INC.


Date:  May 12,  1999                     By: /s/ GARY L. COULTER
                                         ------------------------------
                                         Gary L. Coulter
                                         Chairman of the Board, Chief
Executive
                                         Officer

Date:  May 12, 1999                      By:/s/ GEORGE P. MILLER
                                         ------------------------------
                                         George P. Miller
                                         Chief Financial Officer
                                         (Principal Financial
                                          and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Index                    Description                 Page Number
-------------                    -----------                 -----------

27.1                        Financial Data Schedule            E - 10