Form 10KSB
period 1999-06-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1999-09-28
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    _X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999 or


               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-27226

                        SPINTEK GAMING TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

             Nevada                                             33-0134823
- --------------------------------------------------------------------------------
(State or other  jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

1857 Helm Drive, Las Vegas, Nevada 89119                   (702) 263-3660
- --------------------------------------------------------------------------------
(Address of principal executive offices)             (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

            Title of each class:          Name of Exchange on which registered:
            --------------------          -------------------------------------
                   None                                  None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.002 per share
                    -----------------------------------------
                                (Title of Class)

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

The issuer's revenues for the fiscal year ended June 30, 1999 were:  $7,959,249.

There were 142,663,196 outstanding shares of common stock, par value $0.002 per share, as of August 31, 1999. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of August 31, 1999, was $ 14,976,622 based on the last sales price on such date.

DOCUMENTS INCORPORATED BY REFERENCE:

                                    PART III

The information required by Part III of this Form 10-KSB is incorporated by reference to the Company's definitive proxy statement on Schedule 14A to be filed on or before October 28, 1999 in accordance with Rule 12b-23 of the Rules and Regulations under the Securities Exchange Act of 1934.

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

General

     Spintek Gaming Technologies, Inc., (referred to herein as the "Company") was originally incorporated in the State of California on September 11, 1984. Pursuant to a vote of the shareholders approving a merger at the Company's annual meeting on January 21, 1998, the Company was merged with and into a newly-formed corporation solely for effecting a change in the legal domicile of the Company. Upon acceptance of Articles of Merger filed with the States of California and Nevada, the Company was reincorporated as a Nevada corporation on August 24, 1998. The Company is based in Las Vegas, Nevada.

     The Company is authorized to issue 500,000,000 shares of its $0.002 per share par value common stock (the "Common Stock") and 100,000 shares of preferred stock. Its Common Stock trades on the OTC Bulletin Board under the symbol "SPTK". The Company has a wholly-owned subsidiary, Spintek Gaming, Inc. ("Gaming"), originally incorporated in Georgia on December 3, 1993. Gaming also has a wholly-owned subsidiary, Spinteknology, Inc. (Spinteknology"), originally incorporated in Georgia on May 3, 1995. Gaming and Spinteknology (collectively, the "Subsidiaries") were merged with and into newly-formed corporations solely for effecting changes in the legal domicile of the two corporations from Georgia to Nevada on June 30, 1999. The Company and its Subsidiaries market and license worldwide proprietary gaming and nongaming technology.

     The Company has 142,811,922 shares of it Common Stock issued and outstanding as of August 31, 1999. The Company previously issued 10,059 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") and
$5,000,000 of its 6% Secured Convertible Notes due February 28, 2008 (the "Notes"). On April 26, 1999, the Company received notices of conversion of its Preferred Stock and Notes, each of which was consummated in two separate transactions. The conversion resulted in the issuance of 123,315,284 shares of Common Stock, increasing the number of shares of Common Stock outstanding at the time from 18,798,311 to 142,113,595. To be able to accommodate the conversion, a majority of the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 100,000,000 to 500,000,000. Although, the Company is authorized to issue 100,000 shares of preferred stock, no Preferred Stock was issued and outstanding on August 31, 1999.


Equipment and Technology

     The Company's business plan calls for it to identify, refine and then market and license proprietary gaming and non-gaming technology on a worldwide basis. Since April 1996, the Company, through its subsidiaries, has devoted its efforts to the development of proprietary technology for determining the contents of a slot machine hopper and an on-line data collection system that allows a casino to utilize this financial and security information ("AccuSystemTM"). The Company believes this proprietary technology is unique in the gaming industry. Trademark and patent applications on the Company's proprietary trademarks have been granted by or are currently pending with the United States Patent Office and certain foreign patent authorities.

     AccuSystem was developed for the casino industry to gather financial and security information in an easy to read format which uses the latest standards in open database technology, allowing access for custom reporting through third party programs such as Crystal Reports or Report Smith. AccuSystem is comprised of the following products: AccuHopper(TM), AccuBoard(TM) and AccuDrop(TM). Some of these products can be used independently or they can be combined together to offer a level of coin control that has been non-existent in the casino industry.

     The heart of the system is the AccuHopper, which utilizes proprietary technology for weighing hopper contents. AccuHopper can be calibrated for any denomination of coin or token. Management believes that no other product currently exists in the market that can give the real-time contents of a slot hopper with reliability. Any other system that attempts to provide this information relies on at least four separate components: beginning hopper balance, coin traveling from the coin receptor into the hopper, fills placed into the hopper, and coin diverted from the hopper. An error in any one of the four components results in an error that continues indefinitely (and can increase due to cumulative meter errors unless corrected manually). The Company developed AccuHopper to relay the hopper contents electronically to AccuBoard or to other on-line accounting systems currently on the market.

     AccuDrop, being tested in a Nevada casino, is similar to the AccuHopper but relays the number of coins currently in the drop compartment. By allowing the casino operator to always know the amount of money in the drop compartment on a real-time basis, AccuDrop can be used to determine when drop buckets need to be emptied, thereby eliminating the requirement of dropping all slot machines each time a drop is conducted. With the proliferation of bill acceptors in slot machines, coin drop has been reduced significantly. Management believes that many casinos would realize substantial savings by not having to drop and track drop buckets that are either empty or contain insignificant contents. AccuDrop has not been approved for use in any jurisdiction. Prior to installation, AccuDrop must go through a procedural review and approval by the gaming authorities in each jurisdiction.

     AccuBoard is capable of collecting data from AccuHopper and AccuDrop along with other types of data from a slot machine (e.g., Door Open, Door Close, meter information, and In Play status). The AccuBoard is powered by a micro-controller and up to two hundred and fifty-five events can be recorded and maintained until a system requests them. AccuBoard also adds the ability to monitor external switches which have been used for monitoring activity in a casino's auxiliary fill containers. AccuBoard will create an event when either an auxiliary fill container door is opened or a fill bag of coins is removed from the compartment. AccuBoard is configurable such that low hopper levels can be assigned and used to illuminate an indicator to show that the hopper is currently low, thus avoiding a hopper empty condition and play interruption.

     AccuSystem  software  includes  the  following  programs:   AccuPoller(TM),
AccuView(TM), AccuReports(TM) and AccuAdministrator(TM).

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

     AccuSystem offers the operator control features that are not available from any other product currently available in the market. Theft can occur any time a slot machine door is open. While the door is open an employee has access to funds in the hopper while performing normal duties such as clearing a coin jam, replacing a burned out light bulb, or making a routine hopper fill. AccuSystem can accurately report the amount of coins in the hopper before the machine door is opened and the amount of coins in the hopper after the employee closes the machine door. With this information, any coin discrepancies can be reported to the operator for further investigation.

     In addition to the added controls, which reduce the amount of employee theft, it is management's belief that use of AccuHopper in connection with existing on-line slot accounting systems will also result in payroll savings to the operator. Some jurisdictions require that the contents of slot hoppers be counted on a routine basis, a cumbersome and costly process. AccuHopper provides this information continuously and accurately to within a tolerance which management anticipates will be acceptable to gaming regulators in substantially all jurisdictions, domestic and international, thus eliminating the need to count the hopper contents manually. AccuHopper can also notify the operator of the need for a fill before the hopper goes empty and the slot machine shuts down, thereby preventing interruption of a customer's play. A fill can interrupt the play of a customer for an average of fifteen minutes but can take more than thirty minutes during times of heavy play. By using AccuHopper, the operator will be able to schedule some fills during slower periods of play, thereby reducing the number of slot machines that shut down due to an empty hopper condition.

     In December 1998, the Company received notification from the State of Nevada Gaming Control Board ("NGCB") that AccuSystem had been authorized to be the second verifier of a slot machine fill, thereby eliminating the need for a second employee to observe each fill and sign the required fill documentation in Nevada casinos. This authorization will be granted to casinos on a case by case basis by the NGCB provided a casino's accounting and auditing procedures adequately substitute for the lack of the second signature verification. In management's opinion, this was a significant event for the Company in that a casino utilizing AccuSystem will be able to reduce slot machine down time and increase its customer satisfaction through better utilization of its slot floor personnel. The Company is assisting certain casinos in other domestic gaming jurisdictions in their requests to have AccuSystem authorized to be the second verifier, and to be able to utilize certain other features of AccuSystem designed to enhance revenues and a casino's customers satisfaction. No assurance can be given that a significant number of Nevada casinos will satisfy the NGCB's internal requirement and thereby qualify for the single signature fill authorization or these requests will ultimately be approved by the gaming authorities in the jurisdictions where they are pending.

     Although the AccuHopper is capable of operating on a stand-alone real-time basis, either by means of hard wire or radio frequency transmission of data, many casinos have indicated that they would prefer to have it interface with their existing slot accounting systems. The Company has been diligently working with various developers and vendors of slot machine accounting systems on interfaces of AccuSystem with their products. At the World Gaming Congress and Exposition trade show in Las Vegas in September 1999, three of the primary vendors of these slot machine accounting systems, Bally Systems, Acres and ACSC, presented AccuSystem interfaces in their show booths. The interface with the Bally SDS system has undergone field trial as required by the Nevada gaming authorities. Bally Systems has submitted the interface for approval as required by the gaming authorities in the various worldwide jurisdictions in which they operate. AccuHopper is currently being installed in casinos in Michigan and Las Vegas using the Acres and ACSC slot accounting systems, respectively, with the interfaces to AccuHopper currently being reviewed by the respective gaming authorities. Management is also currently in discussions with other slot accounting software vendors who have expressed an interest in completing an interface for their online software accounting systems with AccuHopper.


     In addition to working with various slot accounting software companies to incorporate the AccuHopper into their systems, the Company is also engaged in discussions with several of the slot machine manufacturing companies to encourage them to incorporate the AccuHopper as an option for factory installation in their newly manufactured slot machines. Although discussions with those companies continue, to date only two slot machine manufacturers have entered into license agreements with the Company for AccuHopper (see marketing below).

Marketing

     The Company has initiated a comprehensive sales and marketing program for its product. Management believes there is a worldwide market for the AccuSystem and/or the components which comprise the system and intends to market its products either by direct sales or through licensing arrangements with manufacturers of slot machines or coin hoppers, vendors of gaming products as well as the major domestic and worldwide manufacturers of automated accounting systems for slot machines.

     Direct Sales. The Company has developed AccuHopper kits for the various internal configurations of slot machines produced by the major manufacturers. Hoppers retrofitted with the AccuSystem can either be installed by the Company, or the Company will train the purchaser's technicians on installation procedures.

     License Agreements. Management is attempting to forge strategic alliances with companies that are already successful in the gaming industry which are presently looking to enhance their existing products and/or expand their presence in foreign markets as opportunities for sales growth. In January 1998, Spinteknology entered into a joint venture with Kinsale Development Proprietary Limited ("Kinsale"), an Australian company, to form a company named "Spintek Gaming Pty Ltd. ("SGPL") which will distribute the Company's products in Australia, New Zealand, Macao, Singapore, Malaysia, Hong Kong, China, Indonesia, Philippines, South Korea, Guam, Brunei, Thailand, Noumea, Vanuatu, Taiwan, Laos, Cambodia, Kampuchea, Vietnam, Samoa, Fiji, Nauru, Kiribati, and Tonga (the "Territory"). Spinteknology and Kinsale have since determined that it would be in the best interests of both parties to dissolve the joint venture, and for Kinsale to be the distributor of the Company's product in the Territory. On September 17, 1999, the Company and SGPL, in which the Company no longer has a joint venture interest, executed an agreement whereby SGPL will be the distributor in the Territory, with the Company receiving a royalty payment for each unit sold and a collection fee. The AccuSystem product can either be manufactured by the Company, whereby the Company would be reimbursed its production cost plus the royalty and collection fees, or manufactured in the Territory pursuant to a license agreement between the Company and SGPL. During testing by SGPL in the Territory, it was determined that variances in the electrical supply systems in foreign countries negatively impacted the performance of AccuSystem. In a joint effort, the Company and SGPL have developed a solution that is currently being tested. Although management is of the opinion that the solution will be successful, no assurance can be given that this solution will ultimately be successful, nor that AccuSystem will be approved for use in the Territory or in other international locations.

     The Company has signed five technology licensing agreements, in which the Company has given a nonexclusive license to four separate companies for the AccuHopper. These five license agreements are with SGPL, SUZO International, (N.L.) B.V. ("SUZO"), International Gaming Technology, Inc. ("IGT") Alliance/Bally Gaming, Inc. ("Bally") and Monoco Information Systems ("MIS"). Each of the agreements requires a fee to be paid to the Company for each AccuHopper sold by the licensee. While management is optimistic about its international opportunities, to date no sales have taken place by any of these companies nor can there be any assurance that the Company will recognize revenues as a result of these agreements.

Competition

     Management does not believe there is currently any competition for its patented hopper-weighing technology. The Company's principal product, AccuSystem, is capable of operating on a stand-alone basis or, as previously noted, to be interfaced with various slot accounting systems currently in use.

     Technology has recently been developed by a number of companies, including vendors of slot machine accounting systems, that would pay out slot machine winnings to customers electronically or in scrip, thereby eliminating the need for slot machine hoppers. Although management is of the opinion that the non-monetary payout system will eventually be accepted by the casino customer, the utilization of this technology in casinos, domestically and internationally, is felt to be premature. The Company is exploring the development of a non-monetary payout system, both internally and through the acquisition of technology from a third party. In addition, as previously noted, management has adopted a policy of forming alliances with accounting system manufactures with a focus on writing interfaces to incorporate the data generated by AccuSystem into their systems. (See "Equipment and
Technology") Management therefore no longer considers the Company to be in direct competition with existing data collection and accounting system manufactures.

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

     The Company is dependent on various suppliers for the components of its AccuSystem and data collection and accounting systems. With the possibility of product availability problems due to the impact of Year 2000 ("Y2K") on computer systems, the Company has located alternative sources for all of its basic components.

Major Customers

     The Company has sold its products to various legalized gaming operations in the states of Nevada, Minnesota, Michigan, New Jersey, Iowa and Mississippi. In addition, the Company is currently negotiating with casino operations in Louisiana, Canada and other domestic jurisdictions.

Patents, Trademarks, Licenses and Royalty Agreements

     The Company currently has patent applications for its weighing technology pending with the United States Patent and Trademark Office ("USPTO") as well as applications pending in other countries. Patents have been awarded to the Company in the United States, Europe, Asia, Africa and other international venues. The Company has submitted additional patent applications which are pending. However, there can be no assurance that these patents will be granted or, if granted, will be effective in preventing competitors from developing similar systems. Further submissions, both in the United States and abroad, are expected to be made in the future.

     The Company has applied for trademarks for corporate and product identification in the United States and worldwide. To date a number of trademarks have been issued in various countries and the Company anticipates further trademark publications in the coming fiscal year. The Company has registered copyrights with the United States Copyright Office.

Federal, State and Local Gaming Regulation

     The federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive slot machines (or devices defined as "gaming-type" units, e.g., video poker games). The Federal Act also makes it illegal to ship certain slot machine game components across state lines as well as operating gaming machines unless that person or company has first registered with the Attorney

General of the United States. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act can result in seizure and forfeiture of the equipment, as well as other penalties.

     Regulation of Stockholders of Publicly Traded Corporations: At the discretion of the respective gaming regulatory authorities in most jurisdictions, a stockholder with a substantial position in a company (i.e., owning 5% or more of issued and outstanding shares) can be required to file an application for a license, finding of suitability or other approval, and in the process to subject himself or herself to an investigation by those authorities. Lenders are also subject to similar license or suitability requirements as determined by the appropriate gaming authorities.

     State and Local Regulation: The Company is subject to regulation by authorities in most jurisdictions in which its products are sold or anticipated to be sold or used by persons or entities licensed to conduct gaming activities. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or findings of suitability processes with respect to the Company, its personnel and its products can be lengthy and expensive. Generally, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they deem reasonable. The Company's AccuSystem as well as each of the individual components thereof, are generally classified as "associated gaming equipment" which is equipment that is not classified as a "gaming device" but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require manufacturers and distributors of associated equipment to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. The Company has several issued licenses or other approvals and pending license applications and product approval in various gaming jurisdictions. See "Present Gaming Compliance Status".

     Currently, the Company's product line of hopper assessment technology is considered "non-gaming" in many United States jurisdictions. However, the Company maintains its registration with the United States Attorney General so that any shipments of product, regardless of destination, are legal under the Federal Act.

Present Gaming Compliance Status

     Compliance with United States and international gaming jurisdiction regulations falls within two distinct areas: product suitability (i.e., certification that the product meets the standards of the jurisdiction) and corporate suitability (i.e., suitability of the corporation and its directors/officers to do business in the jurisdiction).

     The Company currently produces a product line that is, in the majority of gaming jurisdictions, considered "non-gaming". Since AccuSystem does not affect game outcome in slot machines and does not directly affect revenue reporting, it is not a gaming device. Generally, such products are defined as "associated equipment". Since the Company does not make a gaming device it has not been required by most jurisdictions to obtain a "gaming license" (i.e., corporate suitability). However, since AccuSystem is installed in gaming devices, most jurisdictions have required certification of product suitability.

     In 1995, the Company submitted a combination of products to the Electronic Services division of the State of Nevada Gaming Control Board ("NGCB") for assessment and certification. The AccuSystem at that time comprised the AccuHopper weighing technology, AccuTrack user interface software, AccuBoard machine/coin data acquisition PCB (Printed Circuit Board) and the TEK TOUCH PEN 2000, a data acquisition device that extracted stored data from the AccuBoard.

     On October 13, 1995, the NGCB found that the AccuSystem was suitable and issued a product approval for use in Nevada. Subsequent approvals by the NGCB have been granted up to and including 1999 for hardware, firmware and software modifications to the original AccuSystem product line.

     In September 1997, the Company was given the opportunity to install AccuSystem into slot machines of Bally's Park Place Casino in Atlantic City, New Jersey. At that time, the Company was not required to obtain a gaming license, but product suitability certification of AccuSystem by the Division of Gaming Enforcement ("DGE") was required. The Company submitted AccuSystem to the DGE and the product was found suitable on October 16, 1997.

     Due to development of an interface with an on-line slot accounting system currently installed in casinos in Atlantic City and use of the AccuSystem to decrease the number of individuals involved with filling hoppers, the Company found it necessary to apply for a full gaming license in New Jersey. The necessary application documents were filed with the authorities in June 1999. During the investigation process in New Jersey, the Company can conduct business under the auspices of transactional waivers. While the Company does not anticipate denial of a gaming license in this jurisdiction, it is unknown when DGE and Casino Control Commission will complete their investigations.

     In January 1998, the Company applied for and received a vendor license from the Shakopee Mdewakanton Sioux (Dakota) Community of Prior Lake, Minnesota. This vendor license allowed the Company to sell and install AccuSystem at the Mystic Lake Casino Hotel, a tribal-owned facility. The vendor license is renewable each year and the Company received a renewal in January 1999.

     In anticipation of sales in two jurisdictions (Ontario, Canada, and Amerindian reservation casinos in Louisiana), the Company submitted required gaming license applications. Ontario awarded the Company a non-gaming supplier license in August 1999. The State Police authority based in Lafayette, Louisiana, which oversees the compliance operations of Amerindian casinos in that state, awarded the Company a temporary gaming license in July 1999 which allows the Company to do business with the tribes. That authority is completing final investigations and the Company anticipates receiving a full license in the immediate future. The Company has obtained licenses with the respective tribal gaming commissions in Louisiana.

     The Company entered into negotiations with Mandalay Resort Group/ Atwater Group to sell AccuSystem to the Motor City Casino in Detroit, Michigan. In anticipation of the purchase, the Company began discussions with the Michigan Gaming Commission in regards to corporate licensure and product approval. Over the course of four months, the Michigan Gaming Commission determined AccuSystem to be non-gaming product and did not require the Company to obtain a gaming license.

     Due to the amount of sales the Company has in Mississippi, the Company voluntarily applied for a full gaming license in that jurisdiction. The Company submitted an application early in 1999. After an extensive investigation by that jurisdiction's authorities, the Company and its officers and directors were found suitable and a gaming license was awarded in August 1999.

     Throughout 1998 and 1999, the Company has met with jurisdiction authorities in the United States and discussed licensing requirements. To date, many jurisdictions have not required licensing and the Company can enter into negotiations for casino sales pending product compliance. However, any and all jurisdictions can require finding of suitability for licensing at any time. Further, the Company may (as in the case of Mississippi) determine it to be in its best interest to voluntarily submit a license application.

     In regards to product compliance, the Company has submitted AccuSystem for testing and certification by various jurisdictional testing laboratories and by Gaming Laboratories International, Inc. ("GLI"), an independent testing facility1 for gaming devices and associated equipment based in Toms River, New Jersey. AccuSystem has been found suitable by all jurisdictional testing laboratories and GLI found AccuSystem suitable and issued a certification letter on October 10, 1997.

     As the product line is enhanced and modified, each iteration is submitted for assessment to the various laboratories. So far, each version of the hardware, firmware and software has passed testing and been approved. Approvals by GLI are transferable, allowing for approval in multiple jurisdictions without redundant testing of the same versions.


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


Impact of Environmental Laws

     The Company is not aware of any federal, state or local environmental laws which would affect its operations materially.


Employees

     The Company is not subject to any union labor contracts or collective bargaining agreements and relations with its employees are satisfactory. As of August 31,1999, the Company had 54 full time employees at its corporate facilities in Las Vegas, Nevada.


Research and Development

     During the years ended June 30, 1999 and 1998, the Company expended approximately $353,000 and $1,327,000 respectively, on research and development activities. From inception on March 31, 1995 through the third quarter of fiscal 1998, the Company and its subsidiaries reported operating activities as a development stage enterprise. Whereas all engineering and product development expenses in prior years were classified as research
______________________________

1 Only five (5) United States gaming jurisdictions maintain testing/certification facilities: Nevada, New Jersey, Michigan, Mississippi and Montana. Most other United States and Canadian gaming jurisdictions rely on GLI for testing and product certification.

and development expenses, only expenses associated with new product development are classified as research and development in the current year. Expenses related to the further development of the AccuSystem product, including costs associated with interfacing with various slot machine systems and design modifications necessitated by slot machine cabinet and design variations are expensed elsewhere in the financial statements. The cost of research is not borne directly by the Company's customers.

     The Company will incur research and development expenses in the development of certain AccuSystem related products currently being researched, and in the development of new products that utilize the Company's proprietary technology. Management does not intend to commit significant resources to the development of products or technologies outside of its current focus until the Company has achieved positive cash flow from the sales of its existing products.


ITEM 2.       DESCRIPTION OF PROPERTIES
              -------------------------

     The Company's corporate headquarters are located in Las Vegas, Nevada in two buildings of 16,903 and 12,000 square feet. The monthly base rent for the first facility is $13,130 in the first year with annual increases to $18,655 for the final twelve months of the lease, plus $1,690 in estimated monthly common area maintenance fees and landlord operating expenses. The second warehouse facility, which is located beside the first facility, is leased for a period of sixty-one months commencing September 1, 1999, at an initial monthly rental of $8,338.42 with annual cost of living increases limited to a maximum of 3%, and monthly common area maintenance fees of $1,440.50.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     On September 25, 1996, Unique Entertainment, a Nevada Corporation ("Unique"), filed a complaint in Clark County (Las Vegas), Nevada District Court against the Company asserting breach of contract and related claims. The Company filed an answer denying liability. In February of 1999, the Company paid Unique $15,000 in full satisfaction of its claims in order to end the litigation. The suit was dismissed with prejudice on April 1, 1999, and is no longer pending in any court.

     On October 10, 1996, Richard M. Mathis of Reno, Nevada ("Mathis") filed a complaint in the Washoe County (Reno), Nevada District Court against the Company, Spintek International, Inc., and Lanier M. Davenport, who, until October 18, 1996, was chairman and chief executive officer of Gaming and may be the beneficial owner of more then 5% of the Company's common stock, contending Davenport defrauded him and breached a fiduciary duty to him. On July 8, 1998, the court granted Davenport's motion for summary judgement. On January 13, 1999, following the entry of Stipulation for Dismissal filed by Mathis's attorney, the District Court dismissed the case against the remaining two defendants - the Company and Spintek International, Inc. Thus, the litigation is no longer pending in any court.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Except as set forth above, the Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse on the Company's results of operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On April 30, 1999, a proposal to amend Articles III and VI of the Articles of Incorporation was submitted by the Board of Directors to the shareholders pursuant to Section 78.390 of the Nevada Revised Statutes. The shareholders resolved by majority vote that the number of shares that the Company is authorized to issue, shall be five hundred million one hundred thousand (500,100,000) shares of capital stock consisting of five hundred million (500,000,000) shares of common stock, each with a $0.002 par value, and one hundred thousand (100,000) shares of preferred stock without a par value.

     On May 7, 1999, a majority of the shareholders of the Company voted to amend the Company's 1996 Stock Option Plan after the Board of Directors resolved to submit this issue by unanimous written consent adopted on April 30, 1999. Pursuant to this resolution, Section 2.1 of the Plan was amended by increasing the aggregated number of shares that may be issued upon exercise of options under the Plan to 60,000,000 shares of the Company's common stock.

     The 1998 Annual Meeting of Shareholders was held on June 29, 1999. A majority of the shareholders approved two proposals, (i) the election of Dr. Thomas C. Burns as a Class III director to serve until the 2001 Annual Meeting and until his successor has been duly elected and qualified and, (ii) to ratify the selection of Joseph Decosimo & Co. as the Company's independent public accountants for fiscal year 1999. The terms of the Class I and Class II directors, Gary L. Coulter and Malcolm C. Davenport V, respectively, continued after the meeting until the 2000 Annual Meeting and 1999 Annual Meeting, respectively.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The common stock of the Company trades on the OTC Bulletin Board under the symbol "SPTK". The following table sets forth the high and low quotations from the National Quotation Bureau, Inc. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                         Common Stock Price
                                         ------------------
                                Bid Prices                  Ask Prices
                                ----------                  ----------
                            High         Low           High          Low
                            ----         ---           ----          ---
Fiscal 1998
         1st Quarter         $0.56         $0.45       $0.59        $0.45
         2nd Quarter          1.14          0.43        1.23         0.45
         3rd Quarter          0.73          0.39        0.78         0.39
         4th Quarter          0.69          0.42        0.75         0.43

Fiscal 1999
         1st Quarter         $0.51         $0.36       $0.56        $0.30
         2nd Quarter          0.39          0.20        0.43         0.26
         3rd Quarter          0.34          0.20        0.51         0.23
         4th Quarter          0.31          0.15        0.33         0.18


     As of August 31, 1999, the Company had approximately 362 holders of record of its Common Stock, representing approximately 128,606,076 shares. Approximately 14,057,120 additional shares were held by Cede & Co. for street name holders of the Company's Common Stock. The Company estimates there are approximately 2,500 additional beneficial holders of the Company's Common Stock in street name.

     The Company has not paid any dividends on its Common Stock during the last two fiscal years. The Company does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENTS'  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Background Information

     The Company's business plan has been to develop and market proprietary gaming and non-gaming technology, patent such technology nationally and internationally, and obtain all necessary governmental approvals and/or licenses to sell products developed with this exclusive technology internationally. The Company has focused its efforts on the AccuSystem and AccuHopper, a slot machine hopper weighing system, and certain ancillary products specifically for the gaming industry. The Company began to actively market and sell its products in the second half of the Company's fiscal 1998. As a result of this marketing activity and approximately $444,000 in sales in the latter stages of fiscal 1998, management determined that the Company would no longer report as a development stage enterprise commencing with the Form 10-KSB for the year ended June 30, 1998. During the thirty-nine month development period from inception through the year ended June 30, 1998, the Company incurred net losses of approximately $13.3 million and negative cash flows from operating activities of approximately $11.1 million.

     Although the AccuSystem is capable of operating on a stand-alone real-time basis, either by means of hard wire or radio frequency transmission of data, many casinos have indicated that they would prefer to have it interface with their existing slot accounting systems, thereby having only one system for monitoring their slot machine activities. The Company has been diligently working with various developers and vendors of slot machine accounting systems on interfaces of AccuSystem with their products. At the World Gaming Congress and Exposition trade show in Las Vegas in September 1999, three of the primary vendors of slot machine accounting systems presented AccuSystem interfaces in their show booths. These interfaces, which must be reviewed and approved by the gaming authorities in most jurisdictions, are undergoing field trials in various casinos or are being tested in laboratories operated by or acceptable to the respective gaming authorities.

     In addition to the added controls, which can reduce the amount of employee theft, it is management's belief that use of AccuHopper, whether as a stand-alone system or interfaced with a slot accounting system, can also result in payroll savings as well as increased revenues to the operator. Payroll savings can result from two areas: (a) being able to have the AccuSystem function as the second verifying signature on slot machine fills, with such procedure being approved by the gaming authorities in Nevada subject to certain internal control modifications that must be approved on a casino by casino basis; and (b) casinos no longer having to count the contents of slot machine hoppers on a routine or other basis. Increased revenue can result by the casino operator performing preemptory slot machine fills, thereby reducing the number of slot machines that shut down due to an empty hopper condition.

     The accompanying financial statements for prior periods reflect certain reclassifications, which have no effect on net losses or cash flow in those periods, to conform with classifications in the current period.


Year 2000 Considerations

     The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year "2000" as the year "1900" or not at all.

     The Company's hopper weighing technology is date sensitive and has been programmed to be Y2K compliant. However, certain of the Company's customers utilize third party report writing technologies that, when sold as a component of the Company's system, were not Y2K compliant. The Company has installed

Y2K compliant programs provided by these third parties at each of the affected customer's casinos.

     The Company's primary customers are hotel/casinos who utilize slot machines and/or slot machine accounting systems into which the Company's product is either installed or interfaced. Although the Company has not received assurances from the primary slot machine manufacturers or the gaming system manufacturers as to Y2K, the Company expects that at least a majority of these manufacturers will be Y2K compliance.

     The Company has contacted its primary suppliers to receive assurances that they are Y2K compliant. In addition the Company has located secondary suppliers of the key components of its hopper weighing system to assure continuity in product deliveries.

     The supplier of the software system utilized by the Company for operational and financial reporting purposes has supplied the Company with written assurance that such systems are Y2K compliant. Although the Company is confident that the system will not be negatively impacted by the Y2K issue, the Company is prepared to initiate alternative procedures.

     Management has estimated that total costs to achieve Y2K compliance will not exceed $100,000. Total costs to date, including all costs and expenses associated with updating the third party report writing systems sold to customers, is less than $20,000. Maintenance or modification costs associated with the Y2K compliance issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life.


Results of Operations

Years Ended June 30, 1999 and 1998

     For the year ended June 30, 1999, the Company reported sales of approximately $7.96 million, which included sales in Mississippi, Minnesota, New Jersey, Iowa and Nevada. The gross margin was approximately 47% and reflects discounts from the listed sales prices to introduce product in the various domestic markets and to establish a customer base. In addition, the gross margin has been negatively impacted by a greater than anticipated costs associated with the adaptation of the AccuHopper product to the varied internal configurations of slot machines into which the AccuHopper is to be installed, and (b) modifications to the AccuHopper installation to conform to variations in fill procedures in certain casinos. During the third and fourth quarters of the fiscal year ended June 30, 1998, the Company recorded its initial sales of approximately $444,000, with a gross margin of 37%. Through June 30, 1999, the Company has sold approximately 18,250 AccuHopper units, 16,900 of which were sold in the year ended June 30, 1999. As of September 21, 1999, the Company had a sales backlog of approximately $2.0 million.

     As detailed in the footnotes to the accompanying financial statements and notes thereto (the "Financial Statements"), as a result of the conversion of the Preferred Stock and Notes, an anti-dilution provision of the 1996 Stock Option Plan was activated whereby 5,934,928 existing options were cancelled and replaced by 44,206,735 new options at exercise prices which were approximately $0.20 less than the market value on the date of conversion. This resulted in the Company reporting a non-monetary operating expense of approximately $7.25 million in the accompanying financial statements. (See Consolidated Financial Statement Note 1 - Organization; note 6 - Long-term Debt; and Note 7 - Stockholders' Equity, Options and Warrants)

     Selling, general and administrative expenses increased by $1.97 million, or 53%, from $3.52 million in the year ended June 30, 1998 to $5.49 million in the current year. When comparing the two years, an increase in selling, general and administrative payroll and payroll related expenses of $1.56 million to $2.51 million was partially offset by decreases of $180,000 in bad debt expense, $365,000 in accrued expenses that are based on fiscal period changes in the market value of the Company's Common Stock, and $98,000 in royalty expenses pursuant to an agreement that was terminated. The increase in payroll and payroll related expenses were primarily related to additional administrative, product development and support personnel costs necessitated by sales activities, and approximately $322,000 in engineering labor costs that would have been classified as research and development expense in the prior year. The reserve for inventory obsolescence was $260,000 for the year ended June 30, 1999, primarily due to reserving for inventory items that have become functionally obsolete through product development, compared to $211,000 for the year ended June 30, 1998, which were classified as a research and development expense in that year's financial statements. Travel and entertainment expenses increased 93%, or $339,000, to $701,000 for the year ended June 30, 1999 from $363,000 in the prior year. This increase was primarily due to domestic and international sales and marketing activities and an increase in administrative travel. License expense was approximately $101,000 in the current year compared to $16,000 in the fiscal year ended June 30, 1998, primarily due to payments made to gaming investigative agencies in connection with license applications. When comparing the two years, other selling, general and administrative expenses in the current year are generally higher than in the prior year due to increased staffing and sales activities.

     Research and development expenses decreased by $973,000, or 73%, to $353,000 in the year ended June 30, 1999 from $1.33million in the prior year. Whereas all engineering and product development expenses in the prior year were classified as research and development expenses when the Company was emerging from being classified as a development stage enterprise, only expenses associated with new product development are classified as research and development expenses in the current year. Expenses related to the further development of the AccuSystem product, including costs associated with interfacing with the various slot accounting systems and design modifications necessitated by slot machine cabinet and design variations, are expensed elsewhere in the financial statements.

     Interest expense increased to $279,000 for the year ended June 30, 1999 from $71,000 in the prior year, primarily as a result of issuing the remaining $2.65 million of the Notes together with additional stockholder loans. Depreciation and amortization expense increased to $123,000 in the year ended June 30, 1999 from $45,000 in the prior year, primarily due to amortization of certain patent costs and depreciation of office and equipment additions.

     As noted in the accompanying Financial Statements, valuation allowances have been established for deferred tax assets that may be realized in future income tax savings through the year 2014. These deferred tax benefits have resulted from losses and expenses reported in the Company's Financial Statements that have not been realized in the Company's federal and state income tax returns, including (a) net operating losses that will be available as deductible carryforwards to offset future taxable income, (b) tax deferred start up costs, and (c) stock option compensation expense that will become deductible in future periods to the extent that the holders of the stock options realize taxable gain upon exercise of such options. Based on the current corporate federal income tax rate of 34%, the Company's net loss for the year ended June 30, 1999 would have been reduced by approximately $3.27 million, $2.47 million of which would have been attributable to the non-monetary expenses associated with the stock options reported in the financial statements. Recognition of the deferred taxes in the year ended June 30, 1999 would have resulted in an increase in assets of $3.27 million, with a like increase being reported in stockholders' equity, thereby increasing stockholders' equity to $4.38 million on June 30, 1999. In addition, should the Company recognize sales or enter into sales contracts that would support the Company's ability to realize approximately $7.66 million in future tax benefits, deferred tax assets will be recognized with a corresponding increase in stockholder's equity in the quarterly or annual report period in which any or all of such benefits are realized.

Years Ended June 30, 1998 and 1997

     During the third and fourth quarters of the year ended June 30, 1998, the Company recorded its initial sales of approximately $444,000. The Company offered sales discounts from the listed sales price to those casinos who have assisted the Company in obtaining approvals of AccuHopper through field tests. These sales discounts, coupled with higher initial cost of product due to the initial relatively small quantities of inventory ordered, negatively impacted the Company's gross margin which was 37% on these initial sales. On June 30, 1998, the Company reported as a current liability approximately $247,000 in deposits received from customers for future sales.

     Research and development expenses increased approximately $446,000, or 51%, to $1.33 million for the year ended June 30, 1998 from just over $880,000 in the prior year. In addition to research and development costs incurred in developing the AccuHopper to operate on a stand alone basis, in the year ended June 30, 1998 the Company significantly increased its focus on enhancing the AccuSystems's ability to interface with the predominant slot accounting systems currently utilized in the casino industry. Additional research and development expenses were incurred in developing ancillary products that will be marketable in conjunction with the AccuHopper.

     Selling, general and administrative expenditures increased approximately $1.25 million, or 54%, from $2.27 million in the year ended June 30, 1997 to $3.52 million in the current year. An increase in payroll and payroll related expenses of approximately $409,000, $280,000 of which was for sales and marketing personnel, was the most significant contributor to the increase. Legal fees for the year ended June 30, 1998 were $898,000 compared to $551,000 in the prior year, an increase of $347,000 or 63%. Legal expenses incurred in jurisdictional product licensing activities, debt and equity financing activities, the joint venture with the Australian company (which was replaced by a distribution agreement in September 1999) and various litigation matters accounted for this increase in legal expenses. Other significant increases in selling, general and administrative expenses were (a) bonus compensation associated with the Company's SAR Plan implemented on June 1, 1997 increased to $195,000 in the year ended June 30, 1998 compared to $15,000 in the prior year;
(b) bad debt expense increased to $180,000 from $60,000 when comparing the two years in connection with a $240,000 receivable from a former officer and director of the Company that was written off during the year ended June 30, 1998, and (c) an increase of $67,000 in advertising expense.

     Interest and other income decreased from $141,000 for the year ended June 30, 1997 to $13,000 for the year ended June 30, 1998, primarily due to a $74,000 deposit that was forfeited to the Company in fiscal 1997.

     Interest expense decreased from $534,000 for the year ended June 30, 1997 to $71,000 for the year ended June 30, 1998 as a result of the expensing of debt discount and issuance costs incurred in connection with the debenture issued in July 1996 being converted into preferred stock in October 1996.

     Depreciation and amortization expense increased $18,000, or 67%, to $45,000 in fiscal 1998 from $27,000 in the prior year. The increase was primarily due to purchases of depreciable assets used in the Company's business operations.


Liquidity and Capital Resources

     When comparing the accompanying June 30, 1999 and 1998 Balance Sheets, current assets increased from $1.45 million to $3.96 million, total assets increased from $2.74 million to $5.40 million, and total liabilities decreased from $4.82 million to $4.37 million. In addition, stockholders' equity went from a deficit of $2.07 million on June 30, 1998 to an equity position of $1.03 million, a change of $3.10 million. Excluding the non-monetary stock option expense of $7.25 million, the Company would have reported a loss from operations for the year ended June 30, 1999 of $2.10 million on sales of $7.96 million. The Company has approximately $7.66 million in deferred tax benefit carryovers, all of which has been reserved through the year ended June 30, 1999, to offset income taxes in future years. Should the Company realize sales activities that result in pretax income in future periods, the valuation reserve for these deferred tax benefits will be reduced thereby resulting in the recognition of a net deferred tax asset and an increase in net income (stockholders' equity).

     The Company's current assets at June 30, 1999 totaled $3.96 million, including $980,000 in cash and cash equivalents, deposits on pending inventory purchases of $350,000, $2.0 million in inventory, and $598,000 in accounts receivable. The Company's current liabilities were $3.96 million, including $490,000 in an account payable to the Company's principal stockholder, $593,000 in current portion of long-term debt ($572,000 of which is due the principal stockholder), and $580,000 in customer deposits received on pending sales. Net cash used in operating activities was approximately $2.59 million.

     The Company recorded sales of approximately $7.60 million for the year ended June 30, 1999 compared to $444,000 in the prior year. As previously noted, initial sales and marketing activities commenced in the last two quarters of the year ended June 30, 1998. Prior to the Form 10-KSB for the year ended June 30, 1998, the Company reported financial activities as a development stage enterprise. Through its development stage and it first fiscal year of sales activities, the Company has primarily funded itself through equity and debt financing.

     During the first quarter of 1998, the Malcolm C. Davenport V Family Trust (the "Trust"), loaned $500,000 to the Company. This loan, together with accrued interest of approximately $4,000 was converted into 1,400,880 shares of the Company's common stock on October 1, 1997. On February 27, 1998, the Company initiated the issuance of a maximum of $5.0 million of the Notes. When the Note issue was completed during the first six months of the Company's fiscal year ended June 30, 1999, the Trust held $4.3 million of the Notes and a former member of the Board of Directors held an additional $350,000. On April 26, 1999, the Company received Notices of Conversion from the holders of the Notes, and converted the $5.0 million in outstanding Notes into 71,477,950 shares of the Company's common stock, with an additional 104,353 shares remaining to be issued. Malcolm C. Davenport V is a director of the Company, beneficial interest holder of more than 10% of the Company's Common Stock, and co-trustee of the Trust.

      In addition, Malcolm C. Davenport V loaned the Company a total of $850,000 during the year ended June 30, 1999, $822,000 of which was outstanding on June 30, 1999 in the form of term notes secured by the Company's intangible assets and intellectual rights.

     The Company issued 10,059 shares of Preferred Stock to RBB Bank Aktiengesellschaft ("RBB"), an offshore bank representing investors, pursuant to Regulation S promulgated under the Securities Act of 1933, as follows: (a) 7,202 shares on October 1, 1996 in exchange for a $7.143 million debenture for which the Company received a net of $4.375 million; (b) 1,429 shares on April 21, 1997 for which the Company received a net of $880,000; and (c) 1,428 shares on October 22, 1997 for which the Company received a net of $1,000,000. RBB has converted all of the Preferred Stock as follows: (a) on November 21, 1996, 360 shares were converted into 1,113,883 shares of the Company's Common Stock; (b) on June 5, 1997, 958 shares were converted into 4,919,658 shares of the Company's Common Stock; (c) on May 1, 1998, 500 shares were converted into 1,000,690 shares of the Company's Common Stock; and (d) on April 29, 1999 and May 7, 1999, in two separate equal transactions, a total of 8,241 shares of preferred stock together with $753,000 in accrued premium on preferred stock were converted into a total of 51,837,334 shares of the Company's Common Stock.

     During the year ended June 30, 1999, the Company recorded sales of $7.96 million. Management believes that increased sales activities will continue into the future, and, consequently, the Company expects to achieve sales and operating cash flows that will sustain future operations. In addition, the Company received from Malcolm C. Davenport V a letter agreement dated August 31, 1999 whereby Mr. Davenport agreed to loan the Company up to $2.0 million during the next twelve months.

     Based on anticipated sales and the $2.0 million loan commitment, management believes that it will have sufficient capital to fund operations for fiscal 2000.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

Index to Consolidated Financial Statements                                           Page No.
     Report of Independent Accountants                                                 F-1
     Consolidated Balance Sheets as of June 30, 1999 and June 30, 1998                 F-2
     Consolidated Statements of Operations for the Years Ended June 30, 1999,
         1998 and 1997                                                                 F-3
     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
         Years Ended June 30, 1999, 1998 and 1997                                      F-4
     Consolidated  Statement of Cash Flows for the Years Ended June 30, 1999,
         1998 and 1997                                                                 F-5
     Notes to Consolidated Financial Statements                                        F-7


                   Joseph Decosimo and Company, LLP Letterhead

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
Spintek Gaming Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Spintek Gaming Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spintek Gaming Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.






                                                Joseph Decosimo and Company, LLP

Chattanooga, Tennessee
September 14, 1999

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                              ---------------------------
                                                                  1999            1998
                                                              ------------    ------------
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents................................   $    980,883    $    499,551
  Accounts receivables ....................................        598,073         229,245
  Inventories, net ........................................      1,995,868         679,445
  Prepaid expenses and other current assets ...............        389,507          45,922
                                                              ------------    ------------
      Total current assets ................................      3,964,331       1,454,163

Furniture, fixtures and equipment, net ....................        353,025         144,397
Licenses and patents, net .................................        959,520       1,019,490
Other assets ..............................................        119,855         125,542
                                                              ------------    ------------

Total assets ..............................................   $  5,396,731    $  2,743,592
                                                              ============    ============


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

Current liabilities:
  Accounts payable ........................................   $  1,589,767    $    851,775
  Accounts and demand notes payable to stockholders .......        490,000         190,188
  Current portion of capitalized leases and notes payable .        593,273            --
  Accrued liabilities .....................................        707,136         692,763
  Customer deposits .......................................        580,002         247,211
  Accrued preferred stock preference ......................           --           484,882
                                                              ------------    ------------
      Total current liabilities ...........................      3,960,178       2,466,819
                                                              ------------    ------------

Long-term debt, net of current portion ....................        408,229       2,350,000
                                                              ------------    ------------

Stockholders' equity (deficit):
  Convertible preferred stock, no par value, 100,000 shares
    authorized, -0- and 8,241 shares issued and
    outstanding (converted into common stock 4/29/99) .....           --         5,355,182
  Common stock, $0.002 par value, 500,000,000 and
    100,000,000 shares authorized, 143,560,448 and
    19,990,384 shares issued ..............................        287,123          39,982
  Additional paid-in capital ..............................     23,757,611       5,855,303
  Accumulated deficit .....................................    (22,987,816)    (13,295,100)
  Treasury stock, 1,317,329 shares, at cost ...............        (28,594)        (28,594)
                                                              ------------    ------------
    Total stockholders' equity (deficit) ..................      1,028,324      (2,073,227)
                                                              ------------    ------------

Total liabilities and stockholders' equity ................   $  5,396,731    $  2,743,592
                                                              ============    ============

           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Year Ended June 30,
                                                --------------------------------------------
                                                      1999            1998           1997
                                                      ----            ----           ----
Sales .......................................   $  7,959,249    $    444,011    $       --
Cost of sales ...............................      4,215,933         280,375            --
                                                ------------    ------------    ------------
  Gross profit ..............................      3,743,316         163,636            --

Selling, general and administrative expenses       5,487,509       3,520,913       2,271,161
Research and development expenses ...........        353,470       1,326,698         880,353
Stock options issued to non-employees .......      1,219,373            --              --
Stock option compensation expense ...........      6,034,660            --              --
                                                ------------    ------------    ------------
  Operating loss ............................     (9,351,696)     (4,683,975)     (3,151,514)

Other income (expense):
  Interest and other income .................         61,679          13,594         141,272
  Depreciation and amortization .............       (123,433)        (45,272)        (26,999)
  Interest expense ..........................       (279,266)        (70,928)       (533,658)
                                                ------------    ------------    ------------
Net loss ....................................     (9,692,716)     (4,786,581)     (3,570,899)
Preferred stock preference ..................       (267,895)       (328,614)       (215,336)
                                                ------------    ------------    ------------

Net loss applicable to common shares ........   $ (9,960,611)   $ (5,115,195)   $ (3,786,235)
                                                ============    ============    ============

Earnings (loss) per common share information:
  Weighted average common shares:
    Basic ...................................     38,547,340      17,175,885      11,284,874
                                                ============    ============    ============
    Diluted .................................     38,547,340      17,175,885      11,284,874
                                                ============    ============    ============

  Net loss per common share:
    Basic ...................................   $      (0.26)   $      (0.30)   $      (0.34)
                                                ============    ============    ============
    Diluted .................................   $      (0.26)   $      (0.30)   $      (0.34)
                                                ============    ============    ============

           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Treasury
                                                              Common Stock              Stock             Preferred Stock
                                                        Shares            Amount        Amount          Shares       Amount
                                                        ------            ------        ------          ------       ------
Balance, June 30, 1996 .........................     10,651,762    $     21,338   $    (25,994)           --      $       --
Issuance of common stock to repay
 debt to stockholders ..........................        401,140             802           --              --              --
Issuance of preferred stock for conversion
 of Convertible Debenture ......................           --              --             --             7,202       4,828,687
Issuance of common stock for conversion
 of preferred stock ............................      6,033,541          12,068           --            (1,318)       (883,673)
Contribution of common stock to treasury .......     (1,300,000)           --           (2,600)           --              --
Conversion of debt to additional paid in
 capital .......................................        335,435
Issuance of preferred stock ....................           --              --             --             1,429         880,000
Dividends on preferred stock ...................       (215,336)
Net loss .......................................           --              --             --              --              --

Balance, June 30, 1997 .........................     15,786,443          34,208        (28,594)          7,313       4,825,014
Issuance of common stock to repay
 debt ..........................................      1,678,658           3,358           --              --              --
Issuance of common stock for conversion
 of preferred stock ............................      1,000,690           2,001           --              (500)       (335,232)
Exercise of stock options ......................          7,264              15           --              --              --
Stock options issued to nonemployees ...........           --              --             --              --              --
Issuance of preferred stock ....................        200,000             400           --             1,428         865,400
Dividends on preferred stock ...................           --              --             --              --              --
Net loss .......................................           --              --             --              --              --

Balance, June 30, 1998 .........................     18,673,055          39,982        (28,594)          8,241       5,355,182
Issuance of common stock to repay
 debt ..........................................        120,938             242           --              --              --
Issuance of common stock in exchange for
 convertible preferred stock and preferred stock
 preference ....................................     51,837,334         103,675           --            (8,241)     (5,355,182)
Issuance of common stock in exchange for
 6% secured convertible notes ..................     71,477,950         142,956           --              --              --
Stock options issued to nonemployees ...........      1,219,373
Stock option compensation expense ..............      6,034,660
Exercise of stock options ......................        133,842             268           --              --              --
Preferred stock preference accrued .............           --              --             --              --              --
Net loss .......................................           --              --             --              --              --

Balance, June 30, 1999 .........................    142,243,119    $    287,123   $    (28,594)           --      $       --
                                                    ============    ============   ============    ============    ============

                                                   Additional
                                                    Paid-In       Accumulated
                                                    Capital         Deficit
                                                    -------         -------
Balance, June 30, 1996 .........................   $  3,591,620    $ (4,937,620)
Issuance of common stock to repay
 debt to stockholders ..........................        439,198            --
Issuance of preferred stock for conversion
 of Convertible Debenture ......................           --
Issuance of common stock for conversion
 of preferred stock ............................        899,549            --
Contribution of common stock to treasury .......          2,600            --
Conversion of debt to additional paid in
 capital .......................................
Issuance of preferred stock ....................           --              --
Dividends on preferred stock ...................
Net loss .......................................           --        (3,570,899)
                                                   ------------    ------------
Balance, June 30, 1997 .........................      5,053,066      (8,508,519)
Issuance of common stock to repay
 debt ..........................................        596,642            --
Issuance of common stock for conversion
 of preferred stock ............................        364,847            --
Exercise of stock options ......................          1,488            --
Stock options issued to nonemployees ...........         58,274            --
Issuance of preferred stock ....................        109,600            --
Dividends on preferred stock ...................       (328,614)           --
Net loss .......................................           --        (4,786,581)
                                                   ------------    ------------
Balance, June 30, 1998 .........................      5,855,303     (13,295,100)
Issuance of common stock to repay
 debt ..........................................         26,365            --
Issuance of common stock in exchange for
 convertible preferred stock and preferred stock
 preference ....................................      6,004,285            --
Issuance of common stock in exchange for
 6% secured convertible notes ..................      4,857,044            --
Stock options issued to nonemployees ...........
Stock option compensation expense ..............
Exercise of stock options ......................         28,476            --
Preferred stock preference accrued .............       (267,895)           --
Net loss .......................................           --        (9,692,716)

                                                   ------------    ------------
Balance, June 30, 1999 .........................   $ 23,757,611    $(22,987,816)
                                                   ============    ============


           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Year Ended June 30,
                                                          ---------------------------
                                                       1999            1998          1997
                                                       ----            ----          ----
Cash flows from operating activities:
  Net loss .....................................   $(9,692,716)   $(4,786,581)   $(3,570,899)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization ..............       123,433         45,272         26,999
    Provision for doubtful receivables .........          --          (60,000)        60,000
    Allowance for inventory obsolescence .......       260,363        205,130        212,000
    Non-cash interest expense ..................       171,456           --          394,687
    Non-cash operating expense for common
     stock options issued to non-employees .....     1,219,373         58,274           --
    Non-cash compensation expense for common
     stock options issued to employees .........     6,034,660           --             --
    Royalty expense used to reduce note
     receivable from related company ...........          --           88,278         75,632
  (Increase) decrease in assets:
    Inventories ................................    (1,576,786)      (401,106)      (243,734)
    Prepaids and other .........................      (338,144)
    Receivables ................................      (368,829)        16,871       (356,368)
  Increase (decrease) in liabilities:
    Accounts payable ...........................       737,995        425,871         13,169
    Accrued liabilities ........................       543,921        510,929       (104,537)
    Interest payable ...........................       (39,548)        47,668        (70,285)
    Customer deposits ..........................       332,791        247,212           --
                                                   -----------    -----------    -----------
Net cash used in operating activities ..........    (2,592,031)    (3,602,182)    (3,563,336)
                                                   -----------    -----------    -----------

Net cash used by investing activities:
  Purchases of furniture, fixtures and equipment      (200,228)       (85,377)       (81,722)
  Note receivable from related company .........          --             --           (4,000)
  Other ........................................          --             (617)          --
                                                   -----------    -----------    -----------
Net cash used in investing activities ..........      (200,228)       (85,994)       (85,722)
                                                   -----------    -----------    -----------

Net cash provided by financing activities:
  Proceeds from (repayment of) notes payable to
    related parties ............................       850,000        357,176       (446,121)
  Repayment of advances from
    stockholders ...............................      (246,538)          --       (1,004,588)
  Proceeds from issuance of convertible debt ...     2,650,000      2,350,000      4,503,151
  Payments of capital leases ...................        (8,615)
  Proceeds from issuance of common and treasury
    stock ......................................        28,744        101,503           --
  Proceeds from issuance of preferred stock ....          --          975,000        880,000
                                                   -----------    -----------    -----------
Net cash provided by financing activities ......     3,273,591      3,783,679      3,932,442
                                                   -----------    -----------    -----------

Net increase in cash and cash equivalents ......       481,332         95,503        283,384

Cash and cash equivalents, beginning of year           499,551        404,048        120,664
                                                   -----------    -----------    -----------

Cash and cash equivalents, end of year ........    $   980,883    $   499,551    $   404,048
                                                   ===========    ===========    ===========


           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended June 30,
                                                                       ---------------------------
                                                                    1999          1998          1997
                                                                    ----          ----          ----
Supplemental schedule of non-cash investing and
 financing activities:
    Issuance of common stock in exchange for debt .........   $     20,000   $   500,000   $   440,000
                                                              ============   ===========   ===========
    Issuance of common stock in exchange for convertible
      secured notes .......................................   $  5,000,000   $      --     $      --
                                                              ============   ===========   ===========
    Issuance of common stock and treasury stock
      for services ........................................   $       --     $   110,000   $      --
                                                              ============   ===========   ===========
    Issuance of preferred stock in exchange for convertible
      debenture, net of unamortized debt issuance costs ...   $       --     $      --     $ 4,828,687
                                                              ============   ===========   ===========
    Issuance of common stock in exchange for preferred
      stock and accrued preferred stock preference ........   $  5,840,064   $   366,848   $   911,617
                                                              ============   ===========   ===========
    Notes and interest payable to stockholders converted
      to additional paid-in capital .......................   $       --     $      --     $   335,435
                                                              ============   ===========   ===========
    Dividends payable on preferred stock ..................   $   (267,895)  $  (328,614)  $  (187,884)
                                                              ============   ===========   ===========
    Equipment acquired through capital leases .............   $     71,617   $      --     $      --
                                                              ============   ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest ................................   $    145,377   $    23,259   $   119,737
                                                              ============   ===========   ===========
    Cash paid for taxes ...................................   $     18,243   $      --     $      --
                                                              ============   ===========   ===========


              See accompanying Notes to Consolidated Financial Statements

                        SPINTEK GAMING TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

     Spintek Gaming Technologies, Inc. (the "Company") was originally incorporated in California in 1984 and was reincorporated in Nevada in August 1998. The Company's corporate offices are located in Las Vegas, Nevada. The Company's $0.002 par value common stock (the "Common Stock") trades on the Over The Counter Bulletin Board under the symbol "SPTK".

     Spintek Gaming, Inc. ("Gaming") was incorporated under the laws of the State of Georgia in December 1993 as a wholly-owned subsidiary of Spintek International, Inc. ("International"), also a Georgia corporation. On April 12, 1995, Gaming was spun off from International through a dividend of Gaming's shares to stockholders of record of International as of that date. International is neither a parent nor a subsidiary of the Company. However, Lanier M. Davenport, the Company's former Chairman and Chief Executive Officer and a current shareholder of the Company is a significant shareholder of International. In September 1995, Gaming became a wholly owned subsidiary of the Company effected by an exchange of common stock of the entities. On June 30, 1999, Gaming was reincorporated in Nevada.

     In May 1995, Spinteknology, Inc. ("Spinteknology") was incorporated in the State of Georgia as the wholly-owned subsidiary of Gaming. Spinteknology holds the Company's patents and intellectual property rights, and is the entity through which most corporate business activities are conducted. On June 30, 1999, Spinteknology was reincorporated in Nevada.

     On April 26, 1999, the Company received notices of conversion of its convertible preferred stock (the "Preferred Stock") and 6% Convertible Secured Notes (the "Notes"), each of which was consummated in two separate transactions, resulting in the issuance of a total of 123,315,284 shares of Common Stock, increasing the number if shares of Common Stock outstanding from 18,798,311 to 142,113,595. To be able to accommodate the conversion, on May 6, 1999 a majority of the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 100,000,000 to 500,000,000. In addition, the Company is authorized to issue 100,000 shares of preferred stock, none of which are outstanding on June 30, 1999.

     The Company's 1996 Stock Option Plan (the "Plan"), as amended by the stockholders on January 21, 1998, contained a provision whereby the equity position held by option holders could not be diluted or enhanced by the issuance of or reduction in the number of shares of common stock issued. As a result of the above noted conversions of the preferred stock and Notes, this provision, which has subsequently been deleted from the Plan with certain exceptions such as stock splits, was activated. As a result, 5,934,928 outstanding stock options were cancelled and replaced with 44,206,735 stock options with an average option price of approximately $0.03 per share, which was $0.20 under the closing price of the Company's common stock on the effective date of the issuance of the anti-dilution options. This resulted in the Company recording $7,254,033 as a non-monetary operating expense for the year ended June 30, 1999 which was computed on the 36,337,400 stock options which were vested on the effective date of the conversion or became vested as of June 30, 1999. In addition, 2,761,237, 2,150,414, 1,730,476 and 1,167,597 options will vest in the years ending June 30, 2000, 2001, 2002 and 2003, respectively, with non-monetary operating expenses to be recorded based on the difference between the option price and the closing market price of the Company's common stock on the vesting dates.

     The Company's business plan calls for it to identify, refine and then market and license proprietary gaming and non-gaming technology on a worldwide basis. Since approximately April 1996, the Company has devoted its efforts to the development of proprietary technology for determining the contents of a slot machine hopper and an on-line data collection system that allows a casino to utilize this financial and security information. The Company believes that this proprietary technology is unique. Prior to the end of the Company's fiscal year ended June 30, 1995, the Company distributed products in the medical first aid and personal safety field from its corporate office in Laguna Hills, California.

         From inception on March 31, 1995 through the third quarter of 1998, the Company and its subsidiaries reported operating activities as a development stage enterprise. With the commencement of active marketing and sales activities in the fourth quarter of fiscal 1998, management determined that the Company was no longer considered a development stage enterprise for financial reporting purposes. During the thirty-nine month development period from inception through the year ended June 30, 1998, the Company incurred net losses of approximately $13.3 million and negative cash flows from operating activities of approximately $11.1 million.


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

Licenses and Patent Costs. Spinteknology holds various domestic and international patents and has other patent applications pending in the United States and elsewhere regarding its coin hopper technology. Deferred patent costs are recorded at cost and are being amortized over the life of the patents. Patent amortization in fiscal 1999 was $59,970. Management requires that licenses, patents, other intangible assets and long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Income Taxes. Income taxes are computed based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities, if significant, are recognized for the estimated future tax effects attributed to temporary differences between the book and tax bases of assets and liabilities and for carryforward items. The measurement of current and deferred tax assets and liabilities is based on enacted law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized. (See note 12).

Sales, Customer Deposits and Accounts Receibable. The Company requires a customer to pay approximately 80% of the total amount of the contract on or before the commencement date of shipping of product to the customer's facility. Such amounts are recorded as a liability in Customer Deposits. Sales are recorded when the product is shipped, with the customer deposit account being relieved. When the total amount of sales to a particular customer exceed the amount of the deposits, the excess is recorded as a trade account receivable.


3.       ACCOUNTS RECEIVABLE

     The Company requires that a customer pay deposits upon execution of a contract and upon the commencement of shipping that, in a majority of cases, equal approximately 80% of the total contract amount. Trade accounts receivable reflect billings for shipping costs, reimbursement of installation costs and for invoiced product sales that exceed the amount of the customer deposits received. Accounts receivable at June 30, 1999 and 1998 consist of the following:


                                                    1999                1998
                                                    ----                ----
     Trade Accounts                              $ 569,396           $ 224,188
     Other                                          28,677
                                                                         5,057
                                           ----------------    ----------------
          Subtotal
     Less allowance for doubtful accounts          598,073             229,245
                                                         -                   -
                                           ----------------    ----------------
     Accounts receivable, net                    $ 598,073           $ 229,245
                                           ================    ================

     Changes in the allowance for doubtful accounts for the years ended June 30, 1999, 1998 and 1997 are summarized as follows:

                                                 1999        1998         1997
                                                 ----        ----         ----
Allowance for doubtful accounts, beginning .   $  --     $ (60,000)   $    --

Provision for bad debts ....................              (180,000)     (60,000)
                                                                      ---------
Write offs .................................      --       240,000         --
                                               =======   =========    =========
Allowance for doubtful accounts, ending ....   $  --     $    --      $ (60,000)
                                               =======   =========    =========


4.       INVENTORIES

     The Company primarily purchases weigh scale mechanisms and other basic components that are assembled into kits for shipment to a customer's site where they are installed. Finished goods are those products that have been placed into kits and are ready for shipment, with all other inventory items being identified as raw materials. Inventories at June 30, 1999 and 1998 consist of the following:

                                                      1999               1998
                                                      ----               ----
Raw materials ............................       $ 1,705,542        $   693,504
Finished goods ...........................           730,326            235,941
Less allowance for obsolescence ..........          (440,000)          (250,000)
                                                 ===========        ===========
Inventories, net .........................       $ 1,995,868        $   679,445
                                                 ===========        ===========

     Changes in the allowance for obsolescence for the years ended June 30, 1999, 1998 and 1997 are summarized below:

                                               1999         1998          1997
                                               ----         ----          ----
Allowance for obsolescence, beginning ...   $(250,000)   $(240,000)   $ (28,000)
Provision for obsolete inventory ........    (260,363)    (205,130)    (212,000)
Write-offs ..............................      70,363      195,130         -
                                            ---------    ---------    ---------
Allowance for obsolescence, ending ......   $(440,000)   $(250,000)   $(240,000)
                                            =========    =========    =========


5.       FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment at June 30, 1999 and 1998 consists of the following:

                                                          1999           1998
                                                          ----           ----
Furniture and fixtures .........................      $ 110,300       $  29,889
Equipment ......................................        365,618         174,185
                                                      ---------       ---------
                                                        475,918         204,074
Less accumulated depreciation ..................       (122,893)        (59,677)
                                                      =========       =========
Furniture, fixtures and equipment, net .........      $ 353,025       $ 144,397
                                                      =========       =========

6.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     June 30,
                                                           --------------------------
                                                                 1999         1998
                                                                 ----         ----
6% Secured Notes, interest payable annually, converted
    to common stock in April and May, 1999 .............   $      --      $ 2,350,000
10% unsecured debt and Secured Notes, payable in a total
    monthly payment of $50,000 .........................       938,500           --
Capitalized leases, secured by equipment, payable in
    monthly installments of $2,393 .....................        63,002           --
                                                           -----------    -----------
                                                             1,001,502      2,350,000
Less current maturities ................................      (593,273)          --
                                                           -----------    -----------
Long-term debt, net ....................................   $   408,229    $ 2,350,000
                                                           ===========    ===========

     On July 16, 1996, the Company issued a $7,143,000, 4% Debenture (the "Debenture") due December 31, 1997. The Debenture was issued to an offshore investor pursuant to Regulation S promulgated under the Securities Act of 1933 at a discount of 30% and netted the Company $4,375,000 after discount and costs associated with the offering. The Debenture, plus any accrued interest, was issued with the intent that it was to be converted into preferred stock after the Board of Directors received authority to issue such shares from the stockholders of the Company. On October 1, 1996, the Debenture plus accrued interest thereon was converted to the Preferred Stock as described in these notes to the financial statements.

     On February 27, 1998, the Company initiated the private placement of certain 6% Secured Notes (the "Notes") in two separate filings with identical terms due February 28, 2008 in the aggregate principal amount of a maximum of $5,000,000 to a limited number of investors with interest payable annually commencing February 28, 1999. The Notes were secured by a security interest and collateral assignment of all of the Company's patents, patent applications, trade secrets and all other intellectual rights of the Company existing or developed ("intellected assets") prior to the repayment or other settlement of the Notes. As of June 30, 1998, $2,350,000 of the Notes had been purchased, with the remaining balance of $2,650,000 being purchased during the six month period ended December 31, 1998. Upon completion of the private placement of the Notes, the Malcolm C. Davenport V Family Trust (the "Trust"), Malcolm C. Davenport V, a co-trustee of the Trust, 10% beneficial owner, and a member of the Board of Directors of the Company, held $4,300,000 of the Notes, and a former member of the Board of Directors held an additional $350,000. The principal balances of the Notes were convertible by the holders at any time through February 28, 2001 into shares of the Company's $0.002 par value common stock in a number equal to 0.8% of the then outstanding shares of the Company's common stock for each $100,000 in principal amount of the Notes. On April 26, 1999, the Company received Notices of Exercise of the conversion privilege from the holders of the Notes (the "Holders") effective April 29, 1999. In two separate transactions, the Company consummated the conversion of the Notes into the Company's common stock, issuing a total of 71,477,950 shares of its common stock to the Holders, with an additional 104,353 shares of common stock remaining to be issued. (See
Note 7 - Stockholders' Equity, Options and Warrants).

     Malcolm C. Davenport V loaned Spinteknology $350,000 in January 1999 evidenced by a 10% demand note and secured by a pledge of the Company's intellectual assets. At the time, the security position was subordinate to the position of the holders of the Notes. In addition, Mr. Davenport loaned Spinteknology $500,000 in February 1999. The two loans were rewritten in May 1999 in the form of two notes, one in the amount of $450,000 and one in the amount of $400,000, each of which bear interest at the rate of 10% per annum and are secured by the Company's intellectual assets. In addition, the Company and the Trust entered into an agreement whereby $164,850 of accrued interest due the Trust on the Notes was to be paid in monthly installments including interest at the rate of 10% per annum. The two notes payable to Mr. Davenport together with the accrued interest due the Trust are to be repaid in a monthly installment of $50,000, with the first such monthly payments being applied against the obligation to the Trust, then to the $450,000 note, and finally to the $450,000 note.

     In addition, the Company financed the purchase of $86,328 of furniture and equipment during fiscal 1999 through three capitalized leases.

     The following is the long-term maturity schedule:

                               2000        $      593,273
                               2001               391,658
                               2002
                                                   16,571
                                           ==============
                               Total       $    1,001,502
                                           ==============


7.       STOCKHOLDERS' EQUITY, OPTIONS AND WARRANTS

Convertible Preferred Stock- On August 6, 1996 the Board of Directors was granted authority by a consent of a majority of the stockholders of the Company to issue up to 100,000 shares of Series A 4% Preferred Stock, without nominal or par value per share, in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversions rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders.

     The Company issued 10,059 shares of preferred stock to RBB Bank Aktiengesellschaft ("RBB"), an offshore bank representing investors pursuant to Regulation S promulgated under the Securities Act of 1933, including 7,202 shares on October 1, 1996 in exchange for $7,143,000 principal amount of the Debenture plus accrued interest; and, pursuant to Regulation S Securities Subscription Agreements (a) 1,429 shares of preferred stock on April 21, 1997 for which the Company received $880,000 after discount and commissions; and (b) 1,428 shares of preferred stock on October 22, 1997 for which the Company received approximately $1,000,000 after discount. In conjunction with the October 1997 transaction, the Company incurred commission expense of $100,000 which was paid through the issuance of 200,000 shares of the Company's $0.002 par value common stock.

     RBB has converted all of the preferred stock and the accumulated 4% preferred stock preference, as follows: (a) on November 21, 1996, 360 shares of preferred stock were converted into 1,113,883 shares of common stock at an average price of $0.325 per share; (b) on June 5, 1997, 958 shares of preferred stock were converted into 4,919,658 shares of common stock at a conversion price of $0.20 per share; (c) on May 1, 1998, 500 shares of preferred stock were converted into 1,000,690 shares of common stock at a conversion price of $0.53 per share; and (d) in two separate transactions, the first occurring on April 29, 1999 and the second on May 7, 1999, 8,241 shares of preferred stock together with $752,777 in 4% preferred stock preference, which had accrued through April 26, 1999, were converted into a total of 51,837,334 shares of common stock at a conversion price of $0.1735 per share. Each of the conversion prices was based on the average closing bid price of the common stock for the five trading days ended immediately prior to the date of the notices of conversion.

     At June 30, 1998, there were 8,241 issued outstanding shares of convertible preferred stock, all of which had been retired through conversion into common stock as of June 30, 1999. The Company does not anticipate issuing additional shares of convertible preferred stock in the future.

6% Secured Convertible Notes - On February 27, 1998, the Company initiated the issuance of a maximum of $5,000,000 of 6% Secured Convertible Notes (the "Notes"). As of June 30, 1998, $2,350,000 of the Notes had been purchased, with the remaining $2,650,000 having been purchased during the six month period ended December 31, 1998. Upon completion of the private placement of the Notes, the Malcolm C. Davenport V Family Trust, Malcolm C. Davenport V, a co-trustee of the Trust, 10% beneficial owner and member of the Board of Directors of the Company, held $4,300,000 of the Notes, and a former member of the board of Directors held an additional $350,000. The principal balance of the Notes was convertible by the holders at any time through February 28, 2001 into shares of the Company's $0.002 per value common stock in a number equal to 0.8% of the then outstanding shares of the Company's common stock, including vested stock options, for each $100,000 in principal amount of the Notes.

     On April 26, 1999, the Company received Notices of Exercise of the conversion privilege from the holders of the Notes effective April 29, 1999. In two separate transactions, the Company consummated the conversion of the Notes into the Company's common stock, issuing a total of 71,477,950 shares of its common stock to the Holders, with an additional 104,353 shares of common stock remaining to be issued.

Common Stock - In conjunction with the above noted conversion of the Company's preferred stock and Notes, on April 30, 1999 a majority of the shareholders of the Company's common stock voted for the amendment of the Company's Articles of Incorporation to increase the number of authorized shares of the Company's $0.002 par value common stock from 100,000,000 to 500,000,000 shares. At June 30, 1999 and June 30, 1998, 143,560,448 and 19,990,384 shares had been issued, respectively, with 1,317,329 shares held as treasury shares by the Company on each of those dates. As noted above, a total of 123,315,284 shares of common stock had been issued to the former holders of convertible securities, with the former holders of the preferred stock having received a total of 51,837,334 shares and the former holders of the Notes having received a total of 71,477,950 shares. An additional 104,353 shares of common stock remain to be issued to the former Note Holders.

     On January 20, 1998, the Company issued a Warrant for the purchase of 277,778 shares of the Company's common stock for $0.36 per share to NAC Investments Properties, Inc. N.V. ("NAC") in association with a secured loan from NAC in the amount of $100,000. On April 24, 1998, NAC exercised the Warrant and was issued 277,778 shares of common stock in settlement of the loan.

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

Stock Options - During the fiscal year ended June 30, 1999, the Company's 1996 Stock Option Plan, as amended by the stockholders on January 21, 1998 (the "Plan"), was impacted by the following events: (a) effective December 10, 1998 the Company's Board of Directors approved a re-pricing of those employee stock options with prices exceeding the $0.22 per share closing price on the prior day, including those held by officers of the Company, and established a new expiration date of the affected options of December 9, 2008 with no change in the vesting dates; and
(b) an increase in the number of shares subject to purchase under the Plan from 4,000,000 to 60,000,000, as further described below.

     The Plan contained a provision whereby the equity position held by option holders could not be diluted or enhanced by the issuance of or reduction in the number of shares of common stock issued other than through the Plan subject to certain approvals by the Board of Directors. This provision, which has subsequently been deleted from the Plan with certain exceptions such as stock splits, was activated by the above noted conversions of the preferred stock and Notes. On May 6, 1999, a majority of the Company's common shareholders approved an increase in the number of shares of common stock available under the Plan from 4,000,000 to 60,000,000. Effective June 21, 1999, after approval by the Company's Board of Directors, 5,934,928 existing stock options were cancelled and replaced with 44,206,735 stock options that retained the vesting and expiration dates of the options being replaced. In addition, the anti dilution provision required the total amount to be paid by a holder of a stock option previously granted not be increased or decreased by a change in the number of shares outstanding. This resulted in the 44,206,735 new options being issued at an average option price per share of approximately $0.03, compared to the closing price of the Company's common stock of $0.23 on June 21, 1999. As a result of the new options being issued at an option price less than the market price, the Company is required to report as a non-monetary operating expense the difference between the option price and the closing market price on the date options become exercisable. For the year ended June 30, 1999, the Company's income statement reflects a non-monetary expense of $7,254,033 based on 36,337,400 of the new options having vested. In addition, 2,761,237, 2,150,414, 1,730,486 and 1,167,597 options will vest in the years ending June 30, 2000, 2001, 2002 and 2003, respectively, with non-monetary operating expenses to be recorded based on the difference between the option price and the market price of the Company's common stock on the vesting dates.

     The following is a summary of stock option activity for the year ended June 30,1999, which has been segmented into periods based on the December 10,1998 re-pricing and the issuance of options based on the anti dilution provision:



                            Period                           Period                        Period
                         July 1, 1998                    Dec. 10, 1998                  June 21, 1999
                            Through                         Through                        Through
                         Dec. 9, 1998                     June 20, 1999                 June 30, 1999
                         --------------    -----------  ----------------- ------------ ---------------- -------------
                           Number of        Weighted       Number of       Weighted       Number of       Weighted
                            Shares          Average          Shares         Average        Shares         Average
                             Under         Price Per         Under         Price Per        Under        Price Per
                            Option           Share           Option          Share         Option          Share
                         --------------    -----------  ----------------- ------------ ---------------- -------------

Outstanding at .......     4,509,898       $   0.41     5,214,897    $    0.39     6,184,929       $     0.25
beginning of period
Additional options
granted:
  Pre repricing of
   Dec.10, 1999 ......       895,021           0.35          --        --               --            --
  Post repricing
of Dec.10, 1999 ......          --          --          1,160,000         0.26          --            --
Exercised ............          --          --           (133,842)        0.21          --            --
Forfeited ............      (190,022)          0.54       (56,126)        0.21       (74,486)            0.0295
Cancelled in repricing          --          --         (2,904,934)        0.45          --            --
Reissued with new
ten  year term in Dec
10,1999 repricing ....          --          --          2,904,934          .02   2      --            --
Cancelled in
anti dilution ........          --          --               --        --         (5,934,928)            0.25
transaction
Reissued in
anti dilution ........          --          --               --        --         44,206,735             0.03
transaction
                           ---------                    ---------                 ----------
Outstanding at end of
period ...............     5,214,897       $   0.39     6,184,929    $    0.25    44,382,250       $     0.03
                           =========                    =========                 ==========

Outstanding at end of year:
                                                      Options Outstanding               Options Exercisable
                                                   Weighted         Weighted                          Weighted
                                                    Average         Average                           Average
                                                   Remaining        Exercise                          Exercise
      Range of Exercise           Number of       Contractual      Price Per        Number of        Price Per
       Price Per Share             Shares        Life (years)        Share            Shares           Share
       ---------------             ------        ------------        -----            ------           -----
Employees:
      $0.0252 - $0.0295              31,269,091      9.19           $ 0.0286          26,357,773     $ 0.0283
      $0.0309 - $0.0389               1,623,787      9.89             0.0362              22,346       0.0349
      $0.0403 - $0.0443               1,757,860      9.53             0.0407           1,489,714       0.0403
                              -----------------                                  ----------------
                                     34,650,738                                       27,869,833
                              ------------------                                 -----------------

Non-employees:
      $0.0269 - $0.0420               5,410,344      8.60             0.0351           5,410,344       0.0351
      $0.0577 - $0.0873               4,071,168      8.16             0.0640           4,071,168       0.0640
        $0.43 -$1.20                    250,000      7.49             0.5900             250,000       0.5900
                              ------------------                                 -----------------
                                      9,731,512
                              ------------------

                                     44,382,250                                        37,601,345
                              ==================                                 =================

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plan. FASB Statement 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair market value of options on the dates of grant in 1999, 1998 and 1997 using the Black-Scholes option-pricing of model (as required by SFAS 123) with the following assumptions: (a) no dividends, (b) expected volatility of 22%, 33% and 75% for 1999, 1998 and 1997, respectively,
(c) risk free interest rates of 6%, 6% and 6% for 1999, 1998 and 1997, respectively, and (d) expected lives of 9.0 years, 9.75 years and 9.5 years, respectively, the effect on net income and earnings per share would be as follows:

                                     1999              1998             1997
                                     ----              ----             ----
Net loss:
   As reported ............    $  (9,692,716)    $ (4,786,581)    $  (3,570,899)
                               =============     ============     =============
   Pro-forma ..............    $  (9,836,666)    $ (5,072,386)    $  (4,313,028)
                               =============     ============     =============

Loss per common share:
   As reported ............    $       (0.26)    $      (0.30)    $      (0.34)
                               =============     ============     =============
   Pro-forma ..............    $       (0.26)    $      (0.30)    $      (0.40)
                               =============     ============     =============



8.       BONUS PLAN

     Effective June 1, 1997, the Company adopted a bonus plan to provide incentive compensation to certain key employees, directors and advisory directors. The plan provides for stock appreciation rights to the participants covered by the plan. Compensation under the plan is based on the award of performance units, which are defined as a percentage of the total market value of the Company's common stock ("market value") and which have a value related to the appreciation in the value of the Company's common stock. The maximum number of performance units that may be issued under the plan shall not exceed an aggregate of twelve percent (12%) of the market value of the Company. The Board of Directors has determined that the shares issued in connection with the conversions of the preferred stock and the Notes were to be excluded from the computation of the Company's total market value.

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

     For the year ended June 30, 1999, after the exclusion of the 123,315,284 shares of common stock issued in the conversion of the preferred stock and Notes from the outstanding shares on June 30, 1999, accrued compensation expense was a negative $111,332. For the years ended June 30,1998 and 1997, compensation expense under the plan was $194,998 and $115,458, respectively.

9.       COMMITMENTS

     The Company leases two facilities located beside one another in Las Vegas, Nevada. The 16,903 square foot facility is leased for a period of sixty-two months which commenced November 1, 1998 at an initial monthly rental of $13,130, with increases each year to a maximum of $18,655 in the fifth year. The 12,000 square foot warehouse facility is leased for a period of sixty-one months commencing September 1, 1999 at an initial monthly rental of $8,338, with annual cost of living increases which are limited to a maximum of 3% per year. In addition, the Company pays monthly common area maintenance fees of $1,690 and $1,440 for the two facilities, respectively. The follow is a schedule of future minimum rent payments due under leases for the years ended June 30:

                                     2000                   $ 279,245
                                     2001                     349,454
                                     2002                     359,405
                                     2003                     369,655
                                     2004                     253,168
                                     2005                      21,729
                                                     ==================
                                     Total                $ 1,632,656
                                                     ==================

     Rent expense for the years ended June 30, 1999, 1998 and 1997 was $222,447, $123,829, and $135,021, respectively.


10.      BENEFIT PLANS

     Effective January 1, 1999, the Company adopted a savings plan (the "401(k) Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a discretionary plan and covers all full time employees who have accredited service. Through June 30, 1999, the employer has not made a discretionary contribution to the 401(k) Plan.


11.      RELATED PARTY TRANSACTIONS

     The Lanier M. Davenport, Sr. Family Trust and the Malcolm C. Davenport V Family Trust (the "Trust"), the principal shareholder of the Company, the trustees of which are Malcolm C. Davenport V, Director of the Company, 10% beneficial owner and brother of Lanier M. Davenport, former Chairman and Chief Executive Officer of the Company and current shareholder, and Malcolm C. Davenport, Jr., a stockholder of the Company and father of Lanier M. Davenport and Malcolm C. Davenport V, made advances to the Company in the amount of $1,920,000 during the year ended June 30, 1996. Of that amount, $1,000,000 was converted into 454,545 shares of common stock of the Company on April 14, 1996 and an additional $440,000 was converted into 401,141 shares of common stock of the Company on July 16, 1996. All of the shares of common stock issued in satisfaction of this debt were issued with restrictive legends. The remaining $480,000 (plus accrued interest of $15,542) was converted into demand notes with an interest rate of 10% per annum. These notes were repaid in monthly installments of $20,000, including interest, with the balance being repaid in full in July 1998.

     On August 14, 1997, Spinteknology entered into a $500,000, 12% promissory note agreement with the Trust. On October 1, 1997, the Trust elected to convert the note plus accrued interest of approximately $4,000 thereon, into 1,400,800 shares of the Company's common stock. The conversion price of $0.36 per share reflects a 32% discount from the closing price of $0.53 per share on October 1, 1997. The shares were issued as a result of the conversion on or about November 30, 1997. The shares as a result of the conversion have not been registered and bear a restrictive legend.

     On February 27, 1998, the Company initiated the $5,000,000 private placement of the Notes. (See Note 6 - Long-Term Debt). The Malcolm C. Davenport V Family Trust purchased $4,300,000 of the Notes, including purchases of $1,000,000 in March 1998, $900,000 in April 1998, $2,100,000 in July 1998, and
$300,000 in October 1998. A total of $197,556 in accrued interest was due the Trust on February 28, 1999, the first annual interest payment date on the Notes, which was not paid on that date pursuant to an agreement between the Trust and the Company. In March 1999, the Company paid the Trust $75,000 of this interest, and in May 1999 entered into an agreement to pay the Trust in monthly installments of $50,000 including interest at the rate of 10% per annum, with the first of such payments being made in June 1999. An additional $42,283 interest accrued on the Notes through April 29, 1999. On April 26, 1999, the company received Notice of Exercise of the conversion privilege from the Trust, and in two separate transactions on April 29, 1999 and May 7, 1999, the Company issued the Trust a total of 61,471,037 shares of the Company's common stock, with an additional 89,744 shares remaining to be issued, in conversion of the $4,300,000 in Notes.

     On October 18, 1996, Mr. Lanier M. Davenport resigned as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Davenport, in conjunction with his resignation, contributed 1,300,000 of the shares of common stock he owned in the Company back to the Company in an effort to enhance shareholder value. Such contribution of shares was recorded as treasury stock at December 31, 1996 with a basis at par value, or $2,600. Prior to July 1, 1996, Mr. Lanier M. Davenport, or companies with which he was affiliated made loans and advances to the Company in the aggregate amount of $356,000 at an annual interest rate of 10% in the form of demand notes, of which $145,108, plus accrued and unpaid interest of $10,951, remained outstanding as of June 10, 1996. During fiscal 1997, the Company accrued additional interest in the amount of $2,964 and repaid $123,694 and $10,612 for principal and interest, respectively. The remaining $21,414 of principal and $3,304 of interest were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company on December 31, 1996. At June 30, 1998, the Company did not owe any monies to Mr. Lanier M. Davenport.
     Malcolm C. Davenport, Jr., stockholder of the Company and father of both Lanier M. Davenport and Malcolm C. Davenport V, made loans to the Company during fiscal 1996 in the aggregate amount of $418,500 at an annual interest rate of 10% in the form of demand notes. At June 30, 1996, the balance payable for principal and accrued interest on the notes was $323,000 and $21,850, respectively. During fiscal 1997, the Company accrued additional interest on the notes in the amount of $15,866 and paid $50,000 to Malcolm C. Davenport, Jr., of which $30,000 was applied to principal with the remaining $20,000 applied to interest payable on the notes. On December 31, 1996 the unpaid principal and interest n the amount of $303,000 and $7,717 were contributed back to the Company in an effort to enhance shareholder value. Such contribution was recorded as additional paid in capital by the Company. At June 30, 1998 the Company did not owe any monies to Mr. Malcolm C. Davenport, Jr.

     Davenport Investments, Inc., a corporation controlled by Lanier M. Davenport was party to an agreement whereby it received lease payments for office space used by the Company for its corporate offices in Chattanooga, Tennessee. Such agreement terminated September 30, 1996. During the year ended June 30, 1997, the Company made lease payments to Davenport Investments, Inc. in the amount of $3,655.

     Malcolm C. Davenport V loaned Spinteknology $350,000 in January 1999 evidenced by a 10% note and secured by a pledge of the Company's intellectual assets. At the time, the security position was subordinate to the position of the holders of the Notes. In addition, Mr. Davenport loaned Spinteknology $500,000 in February 1999. The two loans were rewritten in May 1999 in the form of two notes, one in the amount of

$450,000 and one in the amount of $400,000, each of which bear interest at the rate of 10% per annum and are secured by the Company's intellectual assets. The Company made a payment of $50,000 on the $450,000 note in May 1999, including accrued interest. The two notes, together with the interest due the Trust as noted in the above paragraph, are to be repaid in a monthly installment of $50,000 with the first such monthly payments being applied against the obligation to the Trust, then to the $450,000 loan, and finally to the $400,000 loan.

     Periodically Malcolm C. Davenport V has provided operating advances to the Company by allowing the Company to charge certain travel expenses on his personal credit card. As of June 30, 1999, this practice has ceased. In addition, Mr. Davenport has traveled extensively on the Company's behalf. The amount payable to Mr. Davenport at June 30, 1999 for reimbursement of his Company related travel expenses together with Company charges for travel on Mr. Davenport's credit card is $493,000.

     Sarah L. Davenport, stockholder of the Company and mother of both Lanier Davenport and Malcolm C. Davenport V, made loans in the aggregate amount of $20,000 in the form of demand notes with an annual interest rate of 10% during fiscal 1996. On October 1, 1998, the note plus accrued interest in the amount of $6,606 was converted into 120,938 shares of the Company's common stock. The conversion price of $0.22 per share represented a 32% discount from the closing price of $0.33. The shares issued as a result of the conversion have not been registered and bear a restrictive legend.

12.      INCOME TAXES

     The provision for income taxes for the years ended June 30, 1999, 1998 and 1997 are summarized as follows:

                                                    1999           1998           1997
                                                    ----           ----           ----
Deferred provision ..........                  $(1,580,000)   $    76,000    $  (149,900)
Tax benefit of net operating
loss ........................   carryforward    (1,288,000)    (1,765,000)    (1,138,000)
                                               -----------    -----------    -----------
                                                (2,868,000)    (1,689,000)    (1,287,900)
Change in valuation allowance                    2,868,000      1,689,000      1,287,900
                                               -----------    -----------    -----------
                                               $      -       $      -       $      -
                                               -----------    -----------    -----------

     The provision for income taxes for the years ended June 30, 1999,  1998 and
1997 differs from the amounts computed by applying the federal statutory rate to income before provision for income taxes as follows:
                                                        1999           1998           1997
                                                        ----           ----           ----
Income tax benefit at federal statutory rate ...   $ 3,170,000    $ 1,627,000    $ 1,214,000
State income tax benefit, net of federal benefit          --          191,500        142,800

Valuation allowance ............................    (2,868,000)    (1,689,000)    (1,287,900)
Other ..........................................      (302,000)      (129,500)       (68,900)
                                                   -----------    -----------    -----------
                                                   $   -          $    -         $   -
                                                   ===========    ==============  ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforward.

     As of June 30, 1999, the Company has $10,355,000 net operating loss carry-forwards available to reduce future taxable income which will expire in future periods as follows:

                                             Amount
          Fiscal Year Ending
                            2011             $ 1,141,000
                            2012                 235,000
                            2013               5,191,000
                            2014               3,788,000
                                        =================
                                             $10,355,000
                                        =================

     The following is a summary of the significant components of the Company's deferred tax assets for the years ended, June 30, 1999 and 1998:

                                                     1999                1998
                                                     ----                ----
Net operating loss carryforward ..........       $ 3,522,000        $ 2,307,000
Inventory ................................           150,000            146,000
Deferred start-up costs ..................         1,484,000               --
Accrued expenses .........................            63,000          2,399,000
Nonstatutory stock options ...............         2,466,000               --
Other ....................................            43,000              8,000
Valuation allowance ......................        (7,728,000)        (4,860,000)
                                                 -----------        -----------
                                                 $      -           $      -
                                                 -----------        -----------

13.      LEGAL PROCEEDINGS

         On September 25, 1996, Unique Entertainment, a Nevada Corporation ("Unique"), filed a complaint in Clark County (Las Vegas), Nevada District Court against the Company asserting breach of contract and related claims. The Company filed an answer denying liability. In February of 1999, the Company paid Unique $15,000 in full satisfaction of its claims in order to end the litigation. The suit was dismissed with prejudice on April 1, 1999, and is no longer pending in any court.

     On October 10, 1996, Richard M Mathis of Reno, Nevada ("Mathis") filed a complaint in the Washoe County (Reno), Nevada District Court against the Company, Spintek International, Inc., and Lanier M. Davenport, who, until October 18, 1996, was chairman and chief executive officer of Gaming and may be the beneficial owner of more then 5% of the Company's common stock, contending Davenport defrauded him and breached a fiduciary duty to him. On July 8, 1998, the court granted Davenport's motion for summary judgement, finding that he had committed no wrongdoing. On January 13, 1999, following the entry of Stipulation for Dismissal filed by Mathis's attorney, the District Court dismissed the case against the remaining two defendants - the Company and Spintek International, Inc. Thus, the litigation is no longer pending in any court.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     There were no changes in or disagreements with the Company's principal independent accountant, Joseph Decosimo & Company.

                                    PART III

     The information required by Part III of this Form 10-KSB is incorporated by reference to the Company's definitive proxy statement on Schedule 14A to be filed on or before October 28, 1999 in accordance with Rule 12b-23 of the Rules and Regulations under the Securities Exchange Act of 1934.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are submitted herewith:

No.                            Description
- ----     -----------------------------------------------------------------------
2.1      Agreement of Merger and Plan of Reorganization, effective August 24, 1998 (1)
3.1      Certificate of Amendment of Articles of Incorporation
3.2      By laws of the Registrant, adopted August 24, 1998 (1)
4.1      Certificate of Designations, Numbers, Powers, Preferences and Relative,
         Participating,   Optional,   and   Other   Special   Rights   and   the
         Qualifications,  Limitations,  Restrictions,  and Other  Distinguishing
         Characteristics  of  Series A  Preferred  Stock  dated  July 16,  1997, restated effective __________, 1998 (1)
4.2      6% Secured Convertible Notes (1)
4.3      Notices of Exercise of 6% Secured Convertible Notes dated April 26, 1999 (8)
4.4      Notices of Conversion of Preferred Stock dated April 26, 1999 (8)
10.1     Premise Lease dated June 9, 1998 (1)
10.2     Premise Lease dated May 19, 1999
10.3     Amendment to Premise Lease dated May 19, 1999
10.4     Employment Agreement with Gary L. Coulter dated December 10, 1998 (2)
10.5     Employment Agreement with Robert E. Huggins dated June 10, 1999
10.6     License Agreement between Spinteknology, Inc. and SUZO International (N.L.) B.V.  (3)
10.7     Warrant Agreement, dated as of July 16, 1996, relating to warrants to purchase 250,000 shares of common stock (4)
10.8     Registrant's 1996 Stock Option Plan, as amended (5)
10.9     Agreement dated February 5, 1997 by and between Registrant and Gary L. Coulter and Robert E. Huggins (6)
10.10    1997 Incentive Bonus Plan of Spintek Gaming Technologies, Inc. effective June 1, 1997 (6)
10.11    Promissory Note, dated August 14, 1997, to Malcolm C. Davenport V Family Trust (6)
10.12    Regulation S Securities Subscription Agreement dated October 22, 1997 (7)
10.13    Loan Commitment letter dated August 31, 1999 from Malcolm C. Davenport V
10.14    Promissory Note dated May 1, 1999 to Malcolm C. Davenport V in the amount of $450,000
10.15    Promissory Note dated May 1, 1999 to Malcolm C. Davenport V in the amount of $400,000
10.16    Patent Collateral Assignment dated December 20, 1998
10.17    Collateral Assignment and Security Agreement dated December 20, 1998
10.18    Amendment to Patent Collateral Assignment and Collateral Assignment and Security Agreement dated May 1, 1999
21.1     List of Subsidiaries of the Registrant
27.1     Financial Data Schedule
- ----------------
(1)  Incorporated  by reference to the Form 10-KSB for the period ended June 30,
1998.

(2)  Incorporated  by reference to the Form 10-QSB for the period ended December
31, 1998.

(3)      Incorporated by reference to the specific exhibit to the Form 10-QSB for the period ended March 31, 1996.

(4)  Incorporated  by reference to the specific  exhibit to the Form 8-K,  filed
August 12, 1996.

(5) Incorporated by reference to the Form S-8 filed June 18, 1999.

(6) Incorporated by reference to the Form 10-KSB for the period ended June 30, 1997.

(7)  Incorporated by reference to the Form 10-QSB for the period ended September
30, 1997.

(8) Incorporated by reference to the Form 8-K dated April 26, 1999.

(b)      Reports on Form 8-K

     On April 26, 1999, a Current Report on Form 8-K was filed with the Securities and Exchange Commission reporting that all of the outstanding shares of the Preferred Stock, together with the accrued interest, and the Notes had been converted into the Company's Common Stock. Each of these events was transacted through the issuance of one-half of the shares on April 29, 1999 and the balance of the shares on May 7, 1999. The holders of the Preferred Stock and the Notes received a total of 51,837,334 and 71,477,950 shares of the Company's Common Stock, respectively, increasing the Company's issued and outstanding Common Stock to 142,554,846 shares.

     On April 30, 1999, the Board of Directors, with the written consent of the shareholders holding a majority of the Company's Common Stock, authorized an increase in the number of shares of Common Stock to 500,000,000. On May 7, 1999, the Board of Directors, with the written consent of the shareholders holding a majority of the Company's common stock, authorized an increase in the number of shares authorized under the 1996 Stock Option Plan to 60,000,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SPINTEK GAMING TECHNOLOGIES, INC.


                                     By:/s/ GARY L. COULTER
                                     ----------------------
                                     Gary L. Coulter
                                     President, Chairman of the Board and
                                     Chief Executive Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature


/s/ GARY L. COULTER                                         September 24, 1999
- -------------------
Gary L. Coulter
President, Chairman of the Board, Chief Executive
Officer, and Director (Principal
Executive Officer)



/s/ GEORGE P. MILLER                                        September 24, 1999
- ------------------------------------
George P. Miller
Chief Financial Officers, Treasurer
(Principal Financial and
Accounting Officer)



/s/ MALCOLM C. DAVENPORT V                                  September 24, 1999
- --------------------------
Malcolm C. Davenport V
Director



/s/ DR. THOMAS C. BURNS, Ph.D                               September 24, 1999
- -----------------------------
Thomas C.  Burns
Director