Form 10KSB/A
period 1999-06-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1999-11-12
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

    _X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999 or


               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-27226

                        SPINTEK GAMING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

             Nevada                                             33-0134823
--------------------------------------------------------------------------------
(State or other  jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

1857 Helm Drive, Las Vegas, Nevada 89119                   (702) 263-3660
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

            Title of each class:          Name of Exchange on which registered:
            --------------------          -------------------------------------
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

Transitional Small Business Disclosure Format:  Yes ___     No   _X_

                            AMENDMENT TO FORM 10-KSB

                                    PART III

ITEM  9.  Directors,   executive  0fficers,   promoters  and  control  persons;
compliance with section 16(a) of the exchange act
--------------------------------------------------------------------------------

Directors and Executive Officers

         The following table sets forth the names and ages of the executive officers of the Company, all positions held with the Company and a description of the business experience of each individual for at least the past five years.

Name                          Age              Title
----                          ---              -----
Gary L. Coulter               53     Chairman and Chief Executive Officer
Robert E. Huggins             52     President and Chief Operating Officer
Erik R. Batzloff              46     Vice President - Compliance and
                                     Administration, Secretary
George P. Miller              55     Chief Financial Officer, Treasurer
Malcolm C. Davenport V        47     Director
Thomas C. Burns, Ph.D.        60     Director

         Mr. Coulter has been Chairman of the Board and Chief Executive Officer of the Company since October 1996; Vice Chairman and Chief Operating Officer of the Company from April 1996 until October 1996; President, Chief Operating Officer, and Director from April 1994 until July 1995 of Private Biologicals Corporation, a developer of biological products and treatments for cancer; Chief Executive Officer and Director from December 1992 until March 1994 of Omega International, Inc., developer of natural products for the treatment of autoimmune diseases; President, Chief Operating Officer, and Director from March 1986 until August 1, 1992 of Woodruff Investment Co., a developer, manager, and financier of real estate investments; from April 1996 to January 1998, Vice-Chairman of the Board of Directors of Tapistron International, Inc., a publicly-traded company that filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code in June 1996 and emerged from bankruptcy August 2, 1997; Director of Tapistron International from April 1996 to present; private practice of law in the state of Georgia from August 1992 until April 1996 (from January 1996 until April 1996, private practice of law with Malcolm
C. Davenport V, a director of the Company.

         Mr. Huggins served as Senior Vice President for the Company since April, 1997 and Chief Financial Officer since November 1995. As of August 1, 1998, Mr. Huggins yielded his position as Senior Vice President and Chief Financial Officer, and was named President and Chief Operating Officer. Mr. Huggins is a Certified Public Accountant ("CPA"), who from February 1992 until February 1995 served as the Chief Accounting Officer and Secretary for Elsinore Corporation ("Elsinore"), a publicly traded company. In

November 1995, eight months after his resignation from Elsinore, the company filed for protection from creditors under Chapter 11 of the United States
Bankruptcy Code. Prior to February 1992, Mr. Huggins served in various capacities with other gaming companies, including: Vice President, Finance and Chief Financial Officer for United Gaming, Inc. (now Alliance Gaming, Inc.), as well as President of two of its casino subsidiaries, Controller for Caesars Palace in Las Vegas; and Controller for M&R Investments, Inc. ) Dunes Hotel & Country Club). Prior to his experience in industry, Mr. Huggins was a CPA with the firm of Haskins & Sells (now Deloitte & Touche, LLP) for two years.

         On August 5, 1999, Robert E. Huggins resigned from his position as President and Chief Operating Officer of the Company. Pursuant to the terms of his employment contract dated June 10, 1999, Mr. Huggins will be a consultant to the Company commencing on or before July 1, 2000 for which he will be paid a consulting fee of $10,000 per month through December 21, 2005. See "Employment Agreements" elsewhere for additional information.

         Mr. Batzloff joined the Company in November 1996 and has served as Vice President - Compliance and Administration since 1997. From September 1992 until November 1996, he had similar responsibilities with Mikohn, Inc., a manufacturer of gaming devices and associated equipment. From July 1985 until September 1992, Mr. Batzloff worked for United Gaming, Inc. (now Alliance Gaming, Inc.) beginning as a technical writer and ending his tenure with United Gaming, Inc. as the investor relations officer.

         Mr. Miller joined the Company on August 1, 1998 as Chief Financial Officer. From July 1996 through July 1998, Mr. Miller was Director of Finance for Rio Hotel & Casino, Inc., where he was responsible for financial reporting activities, including SEC filings, and the coordination of internal/external audit functions. From February 1994 through June 1996, he served as assistant treasurer and corporate controller for Mikohn Gaming Corporation where he was responsible for financial reporting and SEC filings for operations that included multiple manufacturing/distribution facilities in the U.S. and internationally. From 1991 to 1994, Mr. Miller was vice president and corporate controller of Sahara Resorts, Inc., a public company that operated four hotel/casino facilities in Las Vegas and Laughlin, Nevada.

         Mr. Davenport has been a Director of the Company since September 1995; Secretary of the Company from October 1996 through February 1999. Mr. Davenport was a partner in the law firm of Ponder and Davenport, P.C. from 1990 through November 1992 and has practiced law in West Point, Georgia from December 1992 through the present. From January 1996 until April 1996, he and Mr. Coulter were partners in the law firm of Coulter & Davenport located in Atlanta, Columbus and West Point, Georgia. Mr. Davenport is a member of both the Alabama and Georgia Bar Associations and is a Certified Public Accountant and a member of the Alabama CPA Society. From January 1995 to June 1998, he was a partner in the firm of Davenport & Sikes, Certified Public Accountants in Roanoke, Alabama. He is a director of several companies, including public companies American Artists Film Corporation, and he is also a director at ITC DeltaCom, Inc., ITC Holdings Company, Inc. and several of its affiliates. Mr. Davenport earned his Juris Doctorate from Cumberland School of Law at Sanford University in Birmingham, Alabama.

          Dr. Burns has been a director since December, 1998 when he was appointed by the remaining two board members to replace Mr. Patrick R. McGrath, who resigned to pursue his other business interests. Dr. Burns earned his Ph.D. in biopsychology from the University of Georgia, Athens, Georgia in 1974. From December 1978 to the present, he has maintained a private practice, initially in Savannah, Georgia through April 1989 and in Jonesboro and Mableton, Georgia since April 1989, specializing in individual and group psychotherapy, psychological assessment, consultation to management, team building, executive mentoring, and staff development. In addition to his private practice, he has served as a program director for Meadowbrook Rehabilitation Group of Atlanta, managing their Subacute Neurological Program from May 1990 to February 1993 and their Community Re-entry Program from February 1993 to January 1994.

Compliance with Section 16 of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the fiscal year ended June 30, 1999, the Reporting Persons have complied with all applicable Section 16(a) filing requirements. The Company has listed RBB as a beneficial owner of more than ten percent (10%) of a class of stock, but RBB disputes beneficial ownership. RBB has represented to the Company that it holds stock for the true beneficial owners and that none of these owners hold ten percent (10%) or more of the Company's stock.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Director Compensation

         For service on the Board of Directors, directors who are not employees of the Company currently receive no compensation for each meeting of the Board of Directors other than options to purchase Common Stock of the Company and reimbursement for expenses which are related to attending Board meetings. During the year ended June 30, 1999, Dr. Thomas C. Burns, Ph.D., a member of the Board of Directors for the period December 1998 to the current date, received options to purchase 100,000 shares of the Company's Common Stock based on the closing price on the date of grant. Pursuant to the anti-dilution provisions of the option agreement and The 1996 Stock Option Plan, as amended, Dr. Burns and Mr. Davenport were issued an additional 644,857 and 2,227,311 options to acquire Common Stock, respectively, in connection with the conversion of the Preferred Stock and the Notes.

Executive Compensation

         The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded an annual rate of $100,000 during the fiscal years ended June 30, 1999, 1998 and 1997:

                           Summary Compensation Table
                           --------------------------

                                                                                                        Long Term
                                                                                                   Compensation Awards
                                            Annual Compensation
-------------------------------- ---------- --------------- --------------- ---------------------- --------------------
Name and                         Fiscal           Salary ($)      Bonus ($)     Other Annual           Securities
Principal Position                 Year              (1)             (2)       Compensation ($)     Underlying Options
-------------------------------- ---------- --------------- --------------- ---------------------- --------------------
Gary L. Coulter (1) (3)
                                   1999            333,980          10,000        34,500(4)           16,390,320(7)
Chairman of the Board Of           1998            248,067               0        39,346(4)              338,289
Directors and Chief Executive      1997            156,000               0        18,206(4)            1,162,176
Officer
-------------------------------- ---------- --------------- --------------- ---------------------- --------------------
Robert E. Huggins (1) (6)          1999            178,846               0        15,167(5)            7,179,552(7)
                                   1998            170,670               0        9,000(5)               155,431
President and Chief Operating      1997            150,000               0         10,015(5)             508,452
Officer
-------------------------------- ---------- --------------- --------------- ---------------------- --------------------

----------------
(1) Salaries in fiscal 1998 and1997 includes $30,000 for each year paid to Mr. Coulter and $30,000 each year paid to Mr. Huggins in lump sums in November 1997 and February 1997, as an incentive to remain with the Company as a result of a possible change in control situation which occurred in November 1996.

(2) In June 1997, the Board of Directors approved a bonus plan based on the total market value of all the issued and outstanding Common Stock of the Company for the directors, key employees and advisory directors of the Company. (See "Other Long-Term Incentive Awards" below for a description of the plan). The $10,000 bonus to Mr. Coulter represents an accrual of incentive compensation based on cumulative aggregate sales of the Company's product from inception through June 30, 1999.

(3) Mr. Coulter joined the Company as Vice Chairman and Chief Operating Officer in April 1996 and assumed the positions of Chairman of the Board and Chief Executive Officer in October 1996. He relinquished his position as President and Chief Operating Officer to Mr. Huggins in July 1998. He reassumed such positions in August 1999 upon receipt of Mr. Huggins resignation.

(4) Represents taxable fringe benefits for a leased car and apartment in Las Vegas that were provided to Mr. Coulter during fiscal 1999, 1998 and 1997.

(5) Represents taxable fringe benefits for automobile allowance provided to Mr. Huggins during fiscal 1999, 1998 and 1997, and reimbursement of golf course fees during fiscal 1998.

(6) Mr. Huggins relinquished his roles as Senior Vice President in July 1998 and Chief Financial Officer in August 1998 to become President and Chief Operating Officer of the Company. In August 1999, Mr. Huggins resigned from the Company. Commencing on or before July 1, 2000, Mr. Huggins will be paid a fee of $10,000 per month for consulting services through December 31, 2005.

(7) Represents stock options issued pursuant to the anti-dilution provision contained in Stock Option agreement and Plan. In fiscal 1999, prior to the implementation of the anti-dilution provision, Mr. Coulter and Mr. Huggins received 700,000 and 300,000 options to acquire the Company's common stock.

Employment Agreements
---------------------

         Gary L. Coulter, Chairman of the Board of Directors and Chief Executive Officer since October 18, 1996, entered into an Employment Agreement with the Company effective October 18, 1998. Mr. Coulter's employment agreement extends until June 30, 2005, at which time the agreement will be automatically renewed for another term of approximately 40 months. Mr. Coulter's base salary from the effective date is $450,000 through December 31, 2000. Mr. Coulter is also entitled to additional compensation based upon the cumulative aggregate sales of the AccuHopper, AccuDrop and/or AccuFill Systems since the Company's inception. Pursuant to the terms of his agreement, he is entitled to receive in a single lump sum payment two years' severance pay if there is a change in control of the Company or if he is terminated for any reason other than for failure to perform his duties, conviction of a felony, dishonesty or illegal acts. Mr. Coulter is entitled to six months' severance pay if he resigns. In addition, the Company pays an automobile allowance, certain personal air travel and life insurance payable to his designated beneficiary. Mr. Coulter is also entitled to options to purchase a minimum of at least 1,489,714 shares of Common Stock each year of his employment agreement at the closing market price on the date(s) of grant. He is eligible to participate in any employee benefit or bonus plan provided by the Company pursuant to the terms of such agreement.

         Robert E. Huggins was Senior Vice President and Chief Financial Officer until July 1, 1998 when he was named President and Chief Operating Officer. On June 10, 1999, Mr. Huggins and the Company entered into an employment agreement divided into two parts, an Employment Term and a Consulting Term, and which extends through December 31, 2005. The Employment Term was scheduled to expire on December 31, 2000 unless terminated prior to that date by either party upon 15 days notice to the other party. Mr. Huggins' terminated the Employment Term effective August 5, 1999. Mr. Huggins was paid a salary during the Employment Term of $200,000 per year together with a car allowance of $750 per month. During the Consulting Term, Mr. Huggins is to be paid a consulting fee of $10,000 per month for up to 40 hours of monthly service. In addition, Mr. Huggins is to be reimbursed his country club initiation fee at the rate of $858.60 per month through July 31,2001 regardless of which contractual term is in effect. The Consulting Term is scheduled to commence on or before July 1, 2000. In addition, pursuant to the terms of his option agreements, Mr. Huggins has options to acquire 7,179,552 shares of the Company's common stock at a weighted average option price of approximately $0.03 per share, with expiration dates from June 2007 to April 2009.


Change in Control Severance Agreement
-------------------------------------

         For the purpose of Mr. Coulter's Employment Agreement with the Company, a "Change in Control" generally is deemed to occur if: (i) any person or group of affiliated persons other than the Company or certain affiliated entities becomes the owner of 40% or greater of the voting securities of the Company;
(ii) the Company is involved in a merger or consolidation (with exceptions for certain events); or (iii) the persons who constituted a majority of the Board of Directors on October 18, 1996 cease to constitute the majority. As part of Mr. Coulter's Employment Agreement, in the event of a Change in Control, Mr. Coulter may elect to consider himself immediately terminated and entitled to two years' salary as severance, to be paid in a lump sum in no less than thirty (30) days from the earlier of the date of the Change in Control and/or the date he elects termination. No Change in Control has occurred under those agreements.

         In addition to the Change in Control provision in Mr. Coulter's Employment Agreement discussed above, incentives granted to Mr. Coulter pursuant to the Company's Long-Term Incentive Plan mature immediately upon Change in Control or termination for any reason.

Options
--------

         During the fiscal year ended June 30, 1999, the Company issued options to acquire the Company's Common Stock , at prices based on the closing price on the issue date of the options, to employees, officers, directors and consultants, through April 26, 1999, the date the Company received notices of conversion from the holders of the Preferred Stock and Notes. On April 29, 1999 the Company issued 25,918,667 shares of Common Stock to the holder of the Preferred Stock and 35,738,975 shares to the holders of the Notes, each issuance representing one-half of the ultimate number of Common Shares that were to be issued to such holders based on the conversion formulas. On April 30, 1999, a majority of the shareholders consented to an increase in the number of authorized shares of Common Stock from 100,000,000 shares to 500,000,000 shares to accommodate the number of shares to be issued in the conversions. On May 7, 1999, the holders of the Preferred Stock and Notes were issued 25,918,667 and 35,738,975 Common Shares, respectively, with an additional 104,353 shares to be issued to the holders of the Notes in the future.

         Pursuant to the terms of the Company's Plan, as amended and approved by the stockholders at the January 21, 1998 annual meeting, an anti-dilution provision of the Plan was activated whereby the holders of stock options could not have their equity position diluted or enhanced by the issuance of or reduction in the number of Common Shares issued. This provision also provided that the total amount to be paid by an option holder in exercise of the original options could not be increased or decreased, thereby requiring that the exercise price be adjusted based on any increase or decrease in the number of options available to each individual option holder. On May 6, 1999, a majority of the Common Stock shareholders approved an increase in the number of options under the Plan from 4,000,000 to 60,000,000.

         The tables below set forth certain information regarding stock options issued to the Named Executive Officers during the year ended June 30, 1999, with the first table showing new options issued during the year and the second table showing the options issued pursuant to the anti-dilution formula as described above:

                        Option Grants in Last Fiscal Year
                                Individual Grants

-------------------------------------------------------------------------------------------------------
                       Number of Securities    Percent of Total
                        Underlying Options    Options Granted to
                             Granted          Employee in Fiscal     Exercise or Base      Expiration
           Name                                      Year             Price Per Share         Date
-------------------------------------------------------------------------------------------------------

Gary L. Coulter                4,469,143            12.37%                0.0295            12/09/98
                                 744,857             2.06%                0.0295            12/09/08
                               1,774,913             4.91%                0.0295            12/09/08
                                 744,857             2.06%                0.0269            06/02/07
                                 744,857             2.06%                0.0295            12/09/08
                               2,697,694             7.46%                0.0269            06/03/07
                               1,489,714             4.12%                0.0295            12/08/08
                               1,489,714             4.12%                0.0403            12/31/09
                               2,234,571             6.18%                0.0252            04/22/09
-------------------------------------------------------------------------------------------------------

Robert E. Huggins                372,429             1.03%                0.0295            12/09/08
                                 372,429             1.03%                0.0269            06/02/07
                                 372,429             1.03%                0.0295            12/09/08
                               1,862,143             5.15%                0.0295            12/09/08
                               1,180,241             3.27%                0.0269            06/03/07
                                 785,310             2.17%                0.0295            12/09/08
                               1,489,714             4.12%                0.0295            12/09/08
                                 744,857             2.06%                0.0252            04/22/09
-------------------------------------------------------------------------------------------------------

George P. Miller                 744,857             2.06%                0.0295            12/09/08
                                 744,857             2.06%                0.0295            12/09/08
-------------------------------------------------------------------------------------------------------

Erik R. Batzloff                 744,857             2.06%                0.0295            12/09/08
                                 204,285             0.57%                0.0295            12/09/08
                                 337,212             0.93%                0.0269            06/03/07
-------------------------------------------------------------------------------------------------------

------------

(1) Represents option grants pursuant to the anti-duration provision of option agreements and Plan. During fiscal 1999, prior to the issuance of the anti-dilutive options, Mr. Coulter, Mr. Huggins and Mr. Miller received 700,000, 300,000 and 200,000 options, respectively, to acquire the Company's Common Stock.
(2) With the exception on the anti-dilutive options, which retained the expiration date of the options being replaced, the options reflected herein have a ten-year term and vest at the discretion of the Board of Directors. There are three primary vesting schedules including (I) 100% of the option shares becoming exercisable on the date of grant; (ii) 25% of the option shares becoming exercisable on the date of grant with an additional 25% of the shares covered thereby becoming exercisable on each successive anniversary date, with full vesting occurring on the third anniversary date; and (iii) 25% of the option shares vesting on each of the first, second, third and fourth anniversary dates.

                                       28

Repricing of Stock Options
--------------------------

Certain Stock Options Repriced - Effective December 10, 1998, the non-employee members of the Board of Directors approved a repricing of all stock options other than those held by the non-employee directors with prices exceeding the closing price of Common Stock on that date. The Company's Plan was adopted as an incentive to all employees to excel in their work effort for the Company which, as a result, would increase share value to all stockholders. The non-employee directors noted that although 80% of the outstanding stock options had per share prices of in excess of $0.40, with 57% of the options having per share prices of in excess of $0.50, the Common Stock has closed consistently under $0.40 per share for an extended period. The non-employee directors accordingly concluded that many of the options outstanding under the Plan were not providing the employees with the intended incentive, repricing 2,904,934 options at the closing price on December 10, 1998 of $0.22 per share.

Anti-Dilutive Options Issued in Exchange for Existing Options - Pursuant to the terms of the Company's Plan and individual stock option agreements, as a result of the conversions of the Preferred Stock and Notes an anti-dilution provision was activated whereby the holders of stock options could not have their equity position diluted or enhanced by the issuance of or reduction in the number of Common Stock shares issued. This provision also provided that the total amount to be paid by an option holder in exercise of the original options could not be increased or decreased, thereby requiring that the exercise price be adjusted based on any increase or decrease in the number of options available to each individual option holder. As a result, 5,934,928 pre-conversion options with a weighted average exercise price of $0.25 per share were exchanged for 44,206,735 post-conversion options with a weighted average exercise price of $0.03 per share.

The impact of the above two events on Executive Officers and Directors of the Company is noted below:

                                          Pre-Conversion Options                   Post-Conversion Options
                                 ----------------------------------------- ----------------------------------------
                                                        Weighted Average                        Weighted Average
                                        Number               Price              Number               Price
-------------------------------- --------------------- ------------------- ------------------ ---------------------
Gary L. Coulter                       2,200,465               $0.22           16,390,320              $0.03
-------------------------------- --------------------- ------------------- ------------------ ---------------------
Robert E. Huggins                       963,883                0.21            7,179,552               0.03
-------------------------------- --------------------- ------------------- ------------------ ---------------------
Erik R. Batzloff                        172,698                0.21            1,286,354               0.03
-------------------------------- --------------------- ------------------- ------------------ ---------------------
George P. Miller                        200,000                0.22            1,489,714               0.03
-------------------------------- --------------------- ------------------- ------------------ ---------------------
Malcolm C. Davenport V                  345,396                0.27            2,572,706               0.04
-------------------------------- --------------------- ------------------- ------------------ ---------------------
Dr. Thomas C. Burns                     100,000                0.31              744,857               0.04
-------------------------------- --------------------- ------------------- ------------------ ---------------------







Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values
--------------------------------------------------------------------------------

                                                      Number of Securities              Value of Unexercised
                                                     Underlying Unexercised             In-The-Money Options
                                                    Options at June 30, 1999              at June 39, 1999
----------------------- ------------ ----------- -------------- ----------------- --------------- -----------------
         Name             Shares       Value
                         Acquired     Realized    Exercisable    Unexercisable     Exercisable     Unexercisable
----------------------- ------------ ----------- -------------- ----------------- --------------- -----------------
Gary L. Coulter              -       $     -        16,390,320         -               3,288,730         -
----------------------- ------------ ----------- -------------- ----------------- --------------- -----------------
Robert E. Huggins            -           -           7,179,552         -               1,446,740         -
----------------------- ------------ ----------- -------------- ----------------- --------------- -----------------
Erik R. Batzloff             -           -             964,766           321,589         184,825       64,698
----------------------- ------------ ----------- -------------- ----------------- --------------- -----------------
George P. Miller             -           -             186,214         1,303,500          37,336      261,352
----------------------- ------------ ----------- -------------- ----------------- --------------- -----------------

Other Long-Term Incentive Awards
--------------------------------

         Effective June 1, 1997, the Company adopted a bonus plan to provide incentive compensation to certain key employees, directors and advisory directors. The plan provides for stock appreciation rights to employees covered by the plan. Compensation under the plan is based on the award of performance units, which are defined as a percentage of the total market value of the Company and which have a value related to the appreciation in the value of the Company's common stock. The maximum number of performance units that may be issued under the plan shall not exceed an aggregate of twelve percent (12%) of the total market value of the Company. On May 4, 1999, the Board of Directors of the Company determined that the increase in the number of Common Stock shares related to the conversions of the Preferred Stock and Notes were not to be taken into consideration in determining the total market value of the Company.

         Performance units generally are vested upon issuance and mature at a rate of 25% per year over a four-year period from the date granted, but the schedule may be varied by the terms of the specific grant. After the first anniversary of any grant of performance units, or earlier maturity, participants may elect to receive payments which represent the appreciation in value of the performance unit from the date granted through the date such payment is elected. A participant is entitled to receive payments following termination if an election to receive such payments is made prior to the third anniversary of termination or, at the Company's discretion, following the third anniversary of termination if no such election is made by the participant.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------       --------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 22, 1999 as to
(a) each director, (b) each executive officer identified in the Summary Compensation Table below, (c) all directors and officers of the Company as a group, and (d) each person known to the Company to beneficially own five percent or more of the outstanding shares of Common Stock.

Name and Address of                            Amount of           Percent of
Beneficial Owner                               Shares              Class (2)
---------------------------------------------- -----------------   -----------

Directors and Executive Officers(1):

Malcolm C. Davenport V                         68,981,670(4)          46.5%
Gary L. Coulter                                16,879,164(5)          10.4%
Thomas C. Burns, Ph.D.                            744,857(6)            .5%
Erik R. Batzloff                                1,286,353(7)            .9%
George P. Miller                                  558,642(8)            .4%
Robert E. Huggins(9)                            7,209,551(10)          4.7%

All directors and executive officers
As a group (6 persons)                         95,655,237(11)         54.8%

Five Percent (5%) or Greater Stockholders:
----------------------------------------------

RBB Bank Aktiengesellschaft
Burgring 16, 8010  Graz, Austria               52,288,224(3)          36.1%

Malcolm C. Davenport V Family Trust
409 10th Street
West Point, Georgia 31833                      62,961,661             42.4%
-----------------


(1) The address of all directors and executive officers is c/o the Company, 1857 Helm Drive, Las Vegas, Nevada 89119.

(2) Percent of class is based on the number of shares outstanding on October 22, 1999. Percent of class includes with respect to each named person, the number of shares of Common Stock, if any, which the Stockholder has the right to acquire within 60 days of such date.

(3) RBB disputes its designation as a beneficial owner. RBB takes the position that it does not control or direct the disposition or voting of the shares and that RBB only holds the shares for the true beneficial owners. RBB has represented to the Company that none of the beneficial owners it holds shares for has beneficial ownership of five percent (5%) or greater of the class.

(4) Includes 3,133,886 shares owned and 2,572,707 shares subject to options that are currently exercisable or will become exercisable within 60 days, including 2,227,309 options that were issued in connection with the conversions of the Preferred Stock and the Notes pursuant to the anti-dilution provisions of option agreements under The 1996 Stock Option Plan (the "Plan"), in connection with the conversion of the Preferred Stock and the Notes into Common Stock, 313,416 shares held by Mr. Davenport's spouse and 62,961,661 shares held by The Malcolm C. Davenport V Family Trust (the "Trust").

(5) Includes 488,843 owned shares and 16,390,321 shares subject to options that are currently exercisable or will become exercisable within 60 days, 14,189,856 of which were issued pursuant to the anti-dilution provisions of option agreements under the Plan in connection with the conversion of the Preferred Stock and the Notes into Common Stock.

(6) Represents 744,857 shares subject to options that are currently exercisable or will become exercisable within 60 days, including 644,857 of which were issued pursuant to the anti-dilution provisions of option agreements under the Plan in connection with the conversion of the Preferred Stock and Notes into Common Stock.

(7) Represents 1,286,354 shares subject to options that are currently exercisable or will become exercisable within 60 days, including 1,113,656 of which were issued pursuant to the anti-dilution provisions of option agreements under the Plan in connection with the conversion of the Preferred Stock and Notes into Common Stock.

(8) Represents 558,642 shares subject to options that are currently exercisable or will become exercisable within 60 days, including 1,289,714 of which were issued pursuant to the anti-dilution provisions of option agreements under the Plan in connection with the conversion of the Preferred Stock and Notes into Common Stock.

(9) Mr. Huggins resigned following the close of the fiscal year by letter dated August 5, 1999.

(10) Includes 50,000 shares owned and 7,159,551 shares subject to options that are currently exercisable or will become exercisable within 60 days, 6,215,668 of which were issued pursuant to the anti-dilution provisions of option agreements under the Plan in connection with the conversion of the Preferred Stock and Notes into Common Stock.

(11) Includes 28,712,431 shares subject to options that are currently exercisable or will become exercisable within 60 days.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

         The Lanier M. Davenport, Sr. Family Trust and the Trust, a trustee of which is Malcolm C. Davenport V, a Director of the Company, made advances in the amount of $1,920,000 during the year ended June 30, 1996. Of the $1,920,000, $1,440,000 was converted into 855,686 shares of Common Stock of the Company. All of the shares of common stock issued in satisfaction of this debt have not been registered and were issued with restrictive legends. The remaining $480,000, plus accrued interest of $15,542, was converted to demand notes with an interest rate of 10% per annum. These notes were repaid in monthly installments of $20,000, including interest, with the balance being repaid in full in July 1998.

         On August 14, 1997, Spinteknology, Inc., ("Spinteknology") a wholly owned subsidiary of the Company, entered into a $500,000, 12% promissory note agreement with the Trust. On October 1, 1997, the Trust elected to convert the note plus accrued interest of approximately $4,000 thereon, into 1,400,880 shares of the Company's Common Stock. The conversion price of $0.36 per share reflects a 32% discount from the closing price of $0.53 per share on October 1, 1997. The shares were issued as a result of the conversion on or about November 30, 1997. The shares issued as a result of the conversion have not been registered and bear a restrictive legend.

         On February 27, 1998, the Company initiated the private placement of $5,000,000 in 6% Secured Convertible Notes. The Trust purchased $4,300,000 of the Notes, including purchases of $1,000,000 in March 1998, $900,000 in April 1998, $2,100,000 in July 1998, and $300,000 in October 1998. In April 1999, the
Trust converted all of the Notes into 61,560,781 shares of the Company's Common Stock, with 30,735,518 shares and 30,735,519 shares being issued on April 29, 1999 and May 6, 1999, respectively, with an additional 89,744 shares to be issued upon instructions from the Board of Directors. A total of $197,566 in accrued interest was due the Trust on February 28, 1999, the first annual interest payment date on the Notes, which was not paid on that date pursuant to an agreement between the Trust and the Company. An additional $42,283 in interest accrued through the date of conversion, April 29, 1999. In March 1999, the Company paid the Trust $75,000 of this interest, and in May 1999 entered into an agreement to pay the Trust in monthly installments of $50,000 including interest at the rate of 10% per annum.

         On October 20, 1999, the Board of Directors of the Company, with Malcolm C. Davenport V abstaining from the vote, approved the conversion of $493,582 in open accounts payable into 2,820,470 shares of the Company's Common Stock based on the closing price of $0.175 per share on October 19, 1999.

         Malcolm C. Davenport V loaned Spinteknology $350,000 in January 1999, evidenced by a 10% note and secured by a pledge of the Company's patents, copyrights and other intellectual property rights. At the time, the security position was subordinate to the position of the holders of the Notes. In addition, Mr. Davenport loaned Spinteknology $500,000 in February 1999. The two loans were rewritten in May 1999 in the form of two notes, one in the amount of $450,000 and one in the amount of $400,000, each of which bear interest at the rate of 10% per annum and are secured by the Company's intellectual property rights. The Company made a payment of $50,000 on the $450,000 note in May 1999, including interest. The two loans, together with the interest due the Trust as noted in the above paragraph, are to be repaid in a monthly installment of $50,000, with the first such monthly payments being applied against the obligation to the Trust, then to the $450,000 loan, and finally to the $400,000 loan. Based on this schedule, the Trust will be paid off at the end of August
1999, the $450,000 loan at the end of May 2000, and the $400,000 loan on February 28, 2001.

         Sarah L. Davenport, mother of Malcolm C. Davenport V, made loans in the aggregate amount of $20,000 in the form of demand notes with an annual interest rate of 10% during fiscal 1996. On October 1, 1998, the note plus accrued interest in the amount of $6,606 was converted into 120,938 shares of the Company's common stock. The conversion price of $0.22 per share reflects a 32% discount from the closing price of $0.33.

          Dr. Thomas C. Burns, a member of the Board of Directors, provides certain employee relations services to the Company. During the year ended June 30, 1999, Dr. Burns was compensated in the amount of $3,352 for these services.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are submitted herewith:

No.
Description

2.1*   Agreement of Merger and Plan of  Reorganization,  effective August 24,
       1998 (1)

3.1*   Certificate of Amendment of Articles of Incorporation

3.2*   By laws of the Registrant, adopted August 24, 1998 (1)

4.1* Certificate of Designations, Numbers, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock dated July 16, 1997, restated effective __________, 1998 (1)

4.2*   6% Secured Convertible Notes (1)

4.3*   Notices of  Exercise of 6% Secured  Convertible  Notes dated April 26,
       1999 (8)

4.4*   Notices of Conversion of Preferred Stock dated April 26, 1999 (8)

10.1*  Premise Lease dated June 9, 1998 (1)

10.2*  Premise Lease dated May 19, 1999

10.3*  Amendment to Premise Lease dated May 19, 1999

10.4*  Employment Agreement with Gary L. Coulter dated December 10, 1998 (2)

10.5*  Employment Agreement with Robert E. Huggins dated June 10, 1999

10.6* License Agreement between Spinteknology, Inc. and SUZO International (N.L.) B.V. (3)

10.7* Warrant Agreement, dated as of July 16, 1996, relating to warrants to purchase 250,000 shares of common stock (4)

10.8*  Registrant's 1996 Stock Option Plan, as amended (5)

10.9* Agreement dated February 5, 1997 by and between Registrant and Gary L. Coulter and Robert E. Huggins (6)

10.10* 1997  Incentive  Bonus  Plan  of  Spintek  Gaming  Technologies,  Inc.
       effective June 1, 1997 (6)

10.11* Promissory  Note,  dated  August 14, 1997,  to Malcolm C.  Davenport V
       Family Trust (6)

10.12* Regulation S Securities  Subscription Agreement dated October 22, 1997(7)

10.13* Loan Commitment letter dated August 31, 1999 from Malcolm C. Davenport V

10.14* Promissory Note dated May 1, 1999 to Malcolm C. Davenport V in the amount of $450,000

10.15* Promissory Note dated May 1, 1999 to Malcolm C. Davenport V in the amount of $400,000

10.16* Patent Collateral Assignment dated December 20, 1998

10.17* Collateral Assignment and Security Agreement dated December 20, 1998

10.18* Amendment to Patent Collateral Assignment and Collateral Assignment and Security Agreement dated May 1, 1999

21.1*  List of Subsidiaries of the Registrant

27.1*  Financial Data Schedule

*      Previously filed
----------------

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

Signature


/s/ GARY L. COULTER                                    November 12, 1999
-------------------
Gary L. Coulter
President, Chairman of the Board, Chief Executive
Officer, and Director (Principal
Executive Officer)



/s/ GEORGE P. MILLER                                   November 12, 1999
------------------------------------
George P. Miller
Chief Financial Officers, Treasurer
(Principal Financial and
Accounting Officer)



/s/ MALCOLM C. DAVENPORT V                             November 12, 1999
--------------------------
Malcolm C. Davenport V
Director



/s/ DR. THOMAS C. BURNS, Ph.D                          November 12, 1999
-----------------------------
Thomas C.  Burns
Director