Form 10QSB
period 1999-09-30
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 1999-11-15
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:   September 30, 1999
                                                  ------------------

                                       OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to _______________

Commission file number      0-27226
                         -------------

                        SPINTEK GAMING TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                       33-0134823
----------------------------------             ---------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                       1857 Helm Drive, Las Vegas, Nevada             89119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)        (Zip Code)



                          (702) 263-3660 (Registrant's
--------------------------------------------------------------------------------
                     telephone number, including area code)


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

  145,845,428 shares of Common Stock, $0.002 par value as of November 1, 1999
  ---------------------------------------------------------------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
PART I.    FINANCIAL INFORMATION

   Item 1.     Financial Statements

                Consolidated Balance Sheets at September 30, 1999 and June 30, 1999       3
                Consolidated Statements of Operations for the Three Months Ended
                      September 30, 1999 and 1998                                         4
                Consolidated Statements of Cash Flows for the Three Months Ended
                      September 30, 1999 and 1998                                         5
                Notes to Consolidated Financial Statements                                7

   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      7

                Year 2000 Considerations                                                  8
                Material Changes in Results of Operations                                 8
                Background Information                                                    8
                Three Months Ended September 30, 1999 and 1998                            9
                Liquidity and Capital Resources                                          10


PART II.   OTHER INFORMATION

   Item 1.     Legal Proceedings                                                         11

   Item 2.     Changes in Securities                                                     11

   Item 3.     Defaults Upon Senior Securities                                           11

   Item 4.     Submission of Matters to a Vote of Security Holders                       11

   Item 5.     Other Information                                                         11

   Item 6.     Exhibits and Reports on Form 8-K                                          11

SIGNATURE PAGE                                                                           12

EXHIBIT INDEX                                                                            13

            SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)

                                                                September 30,   June 30,
                                                                      1999        1999
                                                                      ----        ----
                                  ASSETS
Current assets:
  Cash ........................................................   $    201    $    981
  Accounts receivable, net ....................................        635         598
  Prepaid and other current assets ............................        122         389
  Inventories, net ............................................      2,170       1,996
                                                                  --------    --------
    Total current assets ......................................      3,128       3,964

Furniture, fixtures and equipment, net ........................        377         353
Licenses and patents ..........................................        944         959
Other assets ..................................................        116         120
                                                                  --------    --------

Total assets ..................................................   $  4,565    $  5,396
                                                                  ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................   $  1,466    $  1,590
  Accounts payable to stockholder .............................        570         490
  Current portion of capitalized leases and notes payable .....        112         593
  Accrued liabilities .........................................        644         693
  Accrued interest ............................................         38          14
  Customer deposits ...........................................        212         580
                                                                  --------    --------
    Total current liabilities .................................      3,042       3,960
                                                                  --------    --------

Long-term debt, net of current portion ........................      1,385         408
                                                                  --------    --------

Stockholders' equity:
  Convertible preferred stock, no par value, 100,000 shares
    authorized, no shares issued and outstanding ..............       --          --
  Common stock, $.002 par value, 500,000,000 shares authorized,
    144,226,860 and 143,560,448 shares issued and outstanding .        288         287
  Additional paid-in capital ..................................     23,776      23,758
  Accumulated deficit .........................................    (23,897)    (22,988)
  Treasury stock, 1,317,329 shares, at cost ...................        (29)        (29)
                                                                  --------    --------
    Total stockholders' equity ................................        138       1,028
                                                                  --------    --------

Total liabilities and stockholders' equity ....................   $  4,565    $  5,396
                                                                  ========    ========

        See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                         -----------------------
                                                              1999         1998
                                                              ----         ----
Sales ................................................   $   1,501    $   1,002
Cost of sales ........................................         810          543
                                                         ---------    ---------
  Gross profit .......................................         691          459

Selling, general and administrative expenses .........       1,420          980
Research and development expense .....................         123           85
Stock option compensation expense ....................         116         --
                                                         ---------    ---------
 Operating loss ......................................        (968)        (606)

Other income (expense):
  Interest and other income ..........................          11           11
  Depreciation and amortization ......................         (41)         (11)
  Interest expense ...................................         (28)         (63)
                                                         ---------    ---------

Net loss .............................................      (1,026)        (669)
                                                         ---------    ---------
Conversion preference of convertible preferred stock .        --            (83)
                                                         ---------    ---------

Net loss applicable to common shares .................   $  (1,026)   $    (752)
                                                         =========    =========

Loss per common share information:
  Weighted average common shares:
    Basic ............................................     142,910       18,673
                                                         =========    =========
    Diluted ..........................................     142,910       18,673
                                                         =========    =========

  Net loss per common share:
    Basic ............................................   $   (0.01)   $   (0.04)
                                                         =========    =========
    Diluted ..........................................   $   (0.01)   $   (0.04)
                                                         =========    =========

           See accompanying Notes to Consolidated Financial Statements

                 SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                             --------------------
                                                                1999        1998
                                                                ----        ----
Cash flows from operating activities:

  Net loss ...............................................   $(1,026)   $  (669)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization ........................        41         11
    Non-cash interest expense ............................        24         62
    Change in allowance for inventory obsolescence, net ..       (99)         5
    Non-cash operating expenses for common stock .........      --         --
     options vesting during period .......................       116
  (Increase) decrease in assets:
    Accounts receivable ..................................       (37)       (53)
    Inventory ............................................       (75)      (234)
    Prepaid expenses and other ...........................       273       (407)
  Increase (decrease) in liabilities:
    Accounts payable .....................................      (124)      (253)
    Accrued liabilities ..................................        30        (49)
    Accrued interest .....................................         1         (7)
    Customer deposits ....................................      (368)        53
                                                             -------    -------
Net cash used in operating activities ....................    (1,244)    (1,541)
                                                             -------    -------

Net cash used in investing activities:
  Purchase of furniture, fixtures and equipment ..........       (51)       (29)
                                                             -------    -------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures .......      --        2,100
  Proceeds from draws under credit agreement .............       550
  Payments on term debt ..................................       (54)      --
  Repayments of notes payable to affiliates and
    stockholders .........................................      --         (170)
  Proceeds from issuance of common stock .................        19       --
                                                             -------    -------
Net cash provided by financing activities ................       515      1,930
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents .....      (780)       360
Cash and cash equivalents, beginning of period ...........       981        500
                                                             -------    -------

Cash and cash equivalents, end of period .................   $   201    $   860
                                                             =======    =======

           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                                 --------------
                                                                 1999      1998
                                                                 ----      ----
Supplemental schedule of non-cash investing and
 financing activities:
    Conversion preference of preferred stock ..............      $--       $(83)
                                                                 ====      ====

Supplemental disclosure of cash flow information:
    Cash paid for interest ................................      $  4      $  7
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

The consolidated balance sheet as of September 30, 1999 and the related consolidated statements of operations for the three months ended September 30, 1999 and 1998 and consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for those periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

The accompanying financial statements for the prior period reflect certain reclassifications, which have no effect on net losses or cash flows in that period, to conform to classifications in the current period.

NOTE 2 - TERM DEBT

On August 31, 1999, Malcolm C. Davenport V, a director of the Company and beneficial holder of 46.5% of the Company's Common Stock, provided a letter agreement to the Company whereby Mr. Davenport agreed to loan the Company up to $2.00 million during the next twelve months. During the quarter ended September 30, 1999, the Company borrowed $550,000 under this letter agreement. The payment terms of the 10% Secured Demand Notes payable to Mr. Davenport, the principal amount of which was $822,000 at September 30, 1999, and the $67,000 liability to the Malcolm C. Davenport V Family Trust, a co-trustee of which is Mr. Davenport, have been amended. These liabilities, which were to be paid in a monthly installment of $50,000, including interest, are now payable in a monthly principal payment of $10,000 plus interest commencing January 1, 2000, with any unpaid principal and interest due on August 31, 2001.

NOTE 3 - SUBSEQUENT EVENT

On October 20, 1999, the Company's Board of Directors approved the conversion of a $493,582 account payable to Malcolm C. Davenport V into 2,820,470 shares of the Company's Common Stock based on the closing price of $0.175 per share, without discount, on October 19, 1999. Mr. Davenport abstained from the vote.

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

Year 2000 Considerations

The approach of the year 2000 ("Y2K") has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year (i.e., recognizing the year "2000" as the year "1900" if at all). The Company's primary customers are hotel/casinos who utilize slot machines and/or slot machine accounting systems into which the Company's product is either installed or interfaced. The Company's hopper weighing technology is date sensitive and has been programmed to be Y2K compliant. However, certain of the Company's customers utilize third party report writing technologies that, when sold as a component of the Company's system, were not Y2K compliant. The Company has installed Y2K compliant programs provided by these third parties at each of the affected customer's casinos. Moreover, the Y2K compliance of the Company's hopper weighing technology may depend in part upon the Y2K compliance of the technology of the primary slot machine manufacturers or the gaming system manufacturers. Although the Company has not received assurances from the primary slot machine manufacturers or the gaming system manufacturers as to Y2K capability, the Company expects that at least a majority of these manufacturers will be Y2K compliant.

The Company has contacted its primary suppliers to receive assurances they are Y2K compliant. In addition the Company has located secondary suppliers of the key components of its hopper weighing system to assure continuity in product deliveries.

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

Material Changes in Results of Operations

Background Information

The Company's business plan has been to develop and market proprietary gaming and non-gaming technology, patent such technology nationally and internationally, and obtain all necessary governmental approvals and/or licenses to sell products developed with this exclusive technology internationally. The Company has focused its efforts on the AccuSystem(TM) and AccuHopper(TM), a slot machine hopper weighing system, and certain ancillary products specifically for the gaming industry. The Company began to actively market and sell its products in the second half of the Company's fiscal 1998. As a result of this marketing activity and approximately $444,000 in sales in the latter stages of fiscal 1998, management determined that the Company would no longer report as a development stage enterprise commencing with the Form 10-KSB for the year ended June 30, 1998. During the thirty-nine month development period from inception through the year ended June 30, 1998, the Company incurred net losses of approximately $13.3 million and negative cash flows from operating activities of approximately $11.1 million.

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

Three Months Ended September 30, 1999 and 1998

During the quarter ended September 30, 1999, the Company reported sales of approximately $1.50 million, net of sales returns and allowances of $164,000, compared to sales of $1.00 million in the quarter ended September 30, 1998. Sales in the current year's first quarter were less than anticipated by management, with the primary reason being delays in the execution of certain sales contracts, as well as delays associated with customers obtaining certain regulatory approvals. The gross margin for the three months ended September 30, 1999 was approximately 46.0% compared to a gross margin of approximately 45.8% in the first quarter of the prior year.

Selling, general and administrative expenses increased $440,000, or approximately 45%, to $1.4 million for the quarter ended September 30, 1999 from $980,000 in the same period in the prior year. Payroll and payroll related expenses were approximately $753,000 during the quarter ended September 30, 1999, reflecting an increase of approximately $189,000 over the prior year. This increase in payroll and payroll related expenses was primarily due to increased staffing in all customer service areas in anticipation of increased sales activity and an increase in administrative payroll.

Other selling, general and administrative expenses increased approximately $251,000 during the quarter ended September 30, 1999, to $667,000, from $416,000 in the quarter ending September 30, 1998. This was primarily due to increases of approximately $40,000 in the reserve for inventory obsolescence, $33,000 in marketing expenses, $23,000 in facilities rent, and $64,000 in sales and administrative travel expenses. During the quarter ended September 30, 1999, the reserve for obsolescence decreased $99,000, to $341,000, as a result of the $40,000 additional reserve in the quarter being offset by the write off of $144,000 in previously reserved for inventory items that were scrapped. Marketing expenses increased primarily due to printing costs associated with a new product brochure, and facilities rent increased due to the additional costs associated with the larger facility the Company moved into in November 1998. Increased sales, marketing and administrative activities resulted in the increased travel expenses as the Company endeavors to expand its market. Other general and administrative expenses in the current year period are generally higher than the prior year period due to increased staffing and sales activities.

Research and development expenses increased by $38,000, or 45%, to $123,000 in the current year's first quarter compared to $85,000 in the prior year period. Management anticipates that research and development expenses will be higher in the current fiscal year than in the year ended June 30, 1999 as the Company endeavors to adapt its proprietary coin weighing technology into non-gaming markets.

In the fourth quarter of the fiscal year ended June 30, 1999, the Company reported that the holders of its Convertible Preferred Stock and 6% Secured Convertible Notes elected to convert such securities into the Company's Common Stock. As a result, an anti-dilution provision contained in the Company's 1996 Stock Option Plan (the "Plan") was activated whereby the equity position held by option holders could not be diluted or enhanced by the issuance of or reduction in the number of shares of common stock issued other than through the Plan subject to certain approvals by the Board of Directors. In addition, the anti-dilution provision required the total amount to be paid by a holder of a stock option previously granted not be increased or decreased by a change in the number of shares outstanding. As a result of these provisions, the Company is required to report as a non-monetary operating expense the difference between the option price and the market value of options to acquire the Company's Common Stock at the time such options vest. During the quarter ended September 30, 1999, options vested to acquire 758,139 shares of the Company's Common Stock resulting in a non-monetary operating expense of $116,000 for the quarter.

Interest expense decreased to $28,000 for the quarter ended September 30, 1999 from $63,000 in the same quarter in the prior year as a result of the conversion of the 6% Notes. Depreciation and amortization increased to $41,000 in the current year's quarter from $11,000 for the three month period ended September 30, 1998, primarily due to amortization of patent costs and depreciation on furniture, fixtures and equipment purchases.

Liquidity and Capital Resources

The Company's current assets at September 30, 1999 totaled $3.13 million, including $201,000 in cash and cash equivalents, $635,000 in accounts receivable, $66,000 in deposits on pending inventory purchases, and $2.17 million in inventory. The Company's current liabilities were $3.04 million, including $1.47 million in accounts payable, $38,000 in accrued interest due stockholder, $570,000 in accounts payable to stockholder, $112,000 in the current portion of long-term debt, $90,000 of which was in loans from stockholder, and $212,000 in deposits from customers. Net cash used in operating activities was approximately $1.24 million. References to stockholder herein refers to Malcolm C. Davenport V, a director of the Company and beneficial holder of 46.5% of the Company's Common Stock.

As previously noted, the Company's initial sales and marketing activities commenced in the latter stages of the fiscal year ended June 30,1998. Absent significant revenues from operations, the Company has funded itself primarily through equity and debt financing, including through the issuance of the Preferred Stock and 6% Secured Convertible Notes.

On August 31, 1999, Mr. Davenport provided a letter agreement to the Company whereby Mr. Davenport agreed to loan the Company up to $2.00 million during the next twelve months. During the quarter ended September 30, 1999, the Company borrowed $550,000 under this letter agreement. The Company has received $3.80 million in new contracts since September 30, 1999. Based on recent and projected sales activities, and the remaining $1.45 million available under the loan commitment from Mr. Davenport, management believes that it will have sufficient capital to fund future operations.

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

                        SPINTEK GAMING TECHNOLOGIES, INC.


Date:  November 12, 1999                     By: /s/ GARY L. COULTER
                                             --------------------------------
                                             Gary L. Coulter
                                             Chairman of the Board,
                                             Chief Executive Officer

Date:  November 12, 1999                     By:/s/ GEORGE P. MILLER
                                             ------------------------------
                                             George P. Miller
                                             Chief Financial Officer
                                             (Principal Financial
                                              and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Index            Description                                      Page
-------------            -----------                                      ----
Number
-------

27.1                     Financial Data Schedule                          E - 10