Form 10QSB
period 1999-12-31
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 2000-02-14
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

                For the quarterly period ended:     December 31, 1999
                                                  ----------------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number      0-27226
                         -------------

                        SPINTEK GAMING TECHNOLOGIES, INC.
   -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        33-0134823
--------------------------------              ---------------------------------
(State or other  jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

               1857 Helm Drive, Las Vegas, Nevada            89119
--------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)


                          (702) 263-3660
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

   146,087,055 shares of Common Stock, $0.002 par value as of February 5, 2000
   ---------------------------------------------------------------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

Page No.
PART I.    FINANCIAL INFORMATION

   Item 1.     Financial Statements
                Consolidated Balance Sheets at December 31, 1999 and June 30, 1999               3
                Consolidated Statements of Operations for the Three Months and Six
                      Months Ended December 31, 1999 and 1998                                    4
                Consolidated Statements of Cash Flows for the Six Months Ended
                      December 31, 1999 and 1998                                                 5
                Notes to Consolidated Financial Statements                                       7

   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations
                                                                                                 7

PART II.   OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                 12

   Item 2.     Changes in Securities                                                             12

   Item 3.     Defaults Upon Senior Securities                                                   12

   Item 4.     Submission of Matters to a Vote of Security Holders                               12

   Item 5.     Other Information                                                                 12

   Item 6.     Exhibits and Reports on Form 8-K                                                  12

  SIGNATURE PAGE                                                                                 13

   EXHIBIT INDEX                                                                                 14


            SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                               December 31,     June 30,
                                                                   1999           1999
                                                                ----------    ----------
                                                                (Unaudited)

                                  ASSETS
Current assets:
  Cash ........................................................   $    341    $    981
  Accounts receivable, net ....................................      1,295         598
  Prepaid and other current assets ............................        667         389
  Inventories, net ............................................      2,055       1,996
                                                                  --------    --------
    Total current assets ......................................      4,358       3,964

Furniture, fixtures and equipment, net ........................        440         353
Licenses and patents, net .....................................        929         959
Other assets ..................................................        115         120
                                                                  --------    --------

Total assets ..................................................   $  5,842    $  5,396
                                                                  ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................   $  1,330    $  1,590
  Accounts payable to stockholder .............................         90         490
  Current portion of capitalized leases and notes payable .....        191         593
  Accrued liabilities .........................................        622         693
  Accrued interest ............................................         95          14
  Customer deposits ...........................................        479         580
                                                                  --------    --------
    Total current liabilities .................................      2,807       3,960
                                                                  --------    --------

Long-term debt, net of current portion ........................      2,601         408
                                                                  --------    --------

Stockholders' equity:
  Convertible preferred stock, no par value, 100,000 shares
    authorized, no shares issued and outstanding ..............       --          --
  Common stock, $.002 par value, 500,000,000 shares authorized,
    146,087,505 and 143,560,448 shares issued and outstanding .        295         287
  Additional paid-in capital ..................................     24,535      23,758
  Accumulated deficit .........................................    (24,367)    (22,988)
  Treasury stock, 1,317,329 shares, at cost ...................        (29)        (29)
                                                                  --------    --------
    Total stockholders' equity ...............................        434       1,028
                                                                  --------    --------

Total liabilities and stockholders' equity ...................   $  5,842    $  5,396
                                                                  ========    ========

        See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended        Six Months Ended
                                                              December 31,              December 31,
                                                          1999             1998       1999         1998
                                                          ----             ----       ----         ----
Sales ..............................................   $   2,545    $   1,007    $   4,046    $   2,009
Cost of sales ......................................       1,219          578        2,029        1,121
                                                       ---------    ---------    ---------    ---------
  Gross profit .....................................       1,326          429        2,017          888

Selling, general and administrative expenses .......       1,414        1,055        2,834        2,035
Research and development expense ...................          27           79          150          164
Stock option compensation expense ..................         148         --            264         --
                                                       ---------    ---------    ---------    ---------

  Operating loss ...................................        (263)        (705)      (1,231)      (1,311)

Other income (expense):
  Interest and other income ........................          18           23           29           34
  Depreciation and amortization ....................         (49)         (27)         (90)         (38)
  Interest expense .................................         (59)         (72)         (87)        (135)
                                                       ---------    ---------    ---------    ---------

Net loss ...........................................        (353)        (781)      (1,379)      (1,450)
Conversion preference of convertible preferred stock        --            (83)        --           (166)
                                                       ---------    ---------    ---------    ---------

Net loss applicable to common shares ...............   $    (353)   $    (864)   $  (1,379)   $  (1,616)
                                                       =========    =========    =========    =========

Loss per common share information:
  Weighted average common shares:
    Basic ..........................................     145,355       18,793      143,982       18,733
                                                       =========    =========    =========    =========
    Diluted ........................................     145,355       18,793      143,982       18,733
                                                       =========    =========    =========    =========

  Net loss per common share:
    Basic ..........................................   $   (0.00)   $   (0.05)   $   (0.01)   $   (0.09)
                                                       =========    =========    =========    =========
    Diluted ........................................   $   (0.00)   $   (0.05)   $   (0.01)   $   (0.09)
                                                       =========    =========    =========    =========

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                 December 31,
                                                             ------------------
                                                                1999       1998
                                                                ----       ----
Cash flows from operating activities:
  Net loss ...............................................   $(1,379)   $(1,450)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization ........................        90         38
    Non-cash interest expense ............................        81        126
    Change in allowance for inventory obsolescence, net ..        (3)       (30)
    Non-cash operating expenses for common stock
     options vesting during period .......................       264         --
  (Increase) decrease in assets:
    Accounts receivable ..................................      (726)      (223)
    Inventory ............................................       (57)    (1,103)
    Prepaid expenses and other ...........................      (242)       (15)
  Increase (decrease) in liabilities:
    Accounts payable .....................................      (260)        36
    Accrued liabilities ..................................        23        119
    Customer deposits ....................................      (101)      (215)
                                                             -------    -------
Net cash used in operating activities ....................    (2,310)    (2,717)
                                                             -------    -------

Net cash used in investing activities:
  Purchase of furniture, fixtures and equipment ..........      (147)       (87)
                                                             -------    -------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures .......      --        2,650
  Proceeds from draws under credit agreement .............     1,800       --
  Proceeds from issuance of term debt ....................        55       --
  Payments on term debt ..................................       (65)      --
  Repayments of notes payable to affiliates and
    stockholders .........................................      --         (170)
  Proceeds from issuance of common stock .................        27       --
Net cash provided by financing activities ................     1,817      2,480
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents .....      (640)      (324)
Cash and cash equivalents, beginning of period ...........       981        500
                                                             -------    -------

Cash and cash equivalents, end of period .................   $   341    $   176
                                                             =======    =======

           See accompanying Notes to Consolidated Financial Statements

              SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                   December 31,
                                                               -----------------
                                                                 1999       1998
                                                                 ----       ----
Supplemental schedule of non-cash investing and
 financing activities:
    Conversion preference of preferred stock .............     $  --      $(166)
                                                               ======     =====

     Issuance of common stock for debt ...................     $  --      $  26
                                                               ======     =====

     Issuance of common stock for accrued liability ......     $  494     $ --
                                                               ======     =====

Supplemental disclosure of cash flow information:
    Cash paid for interest ...............................     $    6     $   8
                                                               ======     =====

           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Spintek Gaming Technologies, Inc. ("SGT") and its wholly owned subsidiary Spintek Gaming, Inc. ("Gaming"), and Gaming's wholly owned subsidiary, Spinteknology, Inc. ("Spinteknology") (SGT, Gaming and Spinteknology are collectively referred to as the "Company"). All significant intercompany transactions have been eliminated.

The consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations for the three months and six months ended December 31, 1999 and 1998 and consolidated statements of cash flows for the six months ended December 31, 1999 and 1998 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for those periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

The  accompanying   financial  statements  for  prior  periods  reflect  certain reclassifications, which have no effect on net losses or cash flows in those periods, to conform to classifications in the current period.

NOTE 2 - TERM DEBT

On August 31, 1999, Malcolm C. Davenport V, a director of the Company and beneficial holder of 46.5% of the Company's Common Stock, provided a letter agreement to the Company whereby Mr. Davenport agreed to loan the Company up to $2.00 million during the next twelve months. During the six months ended December 31, 1999, the Company borrowed $1.80 million under this letter agreement. As of February 5, 2000, the Company had borrowed the $2.00 million available under this letter agreement, plus an additional $200,000. The Company is currently in negotiations with Mr. Davenport in an effort to increase the amount of credit available under this letter agreement. No assurance can be given that the Company will be successful in increasing the amount of credit.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as terms expressing future expectations, enthusiasm about future potential, and
anticipated  growth  in  sales,  revenues  and  earnings.   All  forward-looking
statements, although made in good faith, are subject to important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, results may differ from those expressed in any forward-looking statements made herein. Such statements are necessarily speculative and factors including, but not limited to, unusual production or supply problems, unusual risks attending foreign transactions, competitive pressures, unanticipated problems in obtaining approvals and/or licenses from governmental authorities as to products or the ability to sell products in any jurisdiction, a general deterioration in domestic or global economic conditions, and changes in federal or state tax laws or laws permitting legalized gaming in any jurisdiction within which gaming is currently conducted or the administration of such laws, could cause results to differ materially from those projected.

Year 2000 Comments

As reported in previous Forms 10-QSB and 10-KSB, the approach of the year 2000 ("Y2K") was a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and would only recognize the last two digits of the year (i.e., recognizing the year "2000 as the year "1900" if at all). As of February 1, 2000, the Company has not incurred any problems with its internal accounting and financial reporting programs, has had no Y2K disruptions in its inventory procurement processes, and no Y2K problems have been communicated to the Company from customers. The Company's costs, which were expensed when incurred in previous periods, were less than $20,000. The Company does not anticipate that additional costs will be incurred in the future in relation to the Y2K issue.

Material Changes in Results of Operations

Background Information

The Company's business plan has been to develop and market proprietary gaming and non-gaming technology, patent such technology nationally and internationally, and obtain all necessary governmental approvals and/or licenses to sell products developed with this exclusive technology domestically and internationally. The Company has focused its efforts on AccuSystem(TM) and AccuHopper(TM), a slot machine hopper weighing system, and certain ancillary products specifically for the gaming industry. The Company began to actively market and sell its products in the second half of the Company's fiscal 1998, and, as a result, management determined that the Company would no longer report as a development stage enterprise commencing with the Form 10-KSB for the year ended June 30, 1998.

Although the AccuSystem is capable of operating on a stand-alone real-time basis, many casinos have indicated that they would prefer to have it interface with their existing slot accounting systems. The Company has been diligently working with various developers and vendors of slot machine accounting systems on interfaces of AccuSystem with their products. At the World Gaming Congress and Exposition trade show in Las Vegas in September 1999, three of the primary vendors of slot machine accounting systems presented AccuSystem interfaces in their show booths. These interfaces, which must be reviewed and approved by the gaming authorities in most jurisdictions, are continuing to undergo field trials in various jurisdictions.

In addition to the added controls, which can reduce the amount of employee theft, it is management's belief that use of the AccuHopper, whether as a stand-alone system or interfaced with a slot accounting system, should result in increased customer satisfaction through more efficient use of slot personnel as well as increased revenues for the casino operator. Customer satisfaction would be positively impacted by two operational efficiencies that AccuHopper provides:
(a) having the AccuHopper system function as the second verifying "signature" on slot machine fills, thereby allowing for one person fills; and (b) the ability to pre-fill machines that have notified slot personnel through visual and system alerts that a hopper has reached a level indicating that a fill is imminent. Increased revenues for the casino should result from the decrease in active machine down time due to the ability to pre-fill slot machines and the capability of performing one person fills, together with increased customer satisfaction in not having to wait prolonged periods of time for a slot machine fill. One person fill capability has been approved by the Nevada and Mississippi gaming authorities subject to their review and approval of the internal control systems of each casino implementing this procedure.

Six Months Ended December 31, 1999 and 1998

During the six month period ended December 31, 1999, sales were approximately $4.05 million, net of sales returns and allowances of $164,000, compared to sales of $2.02 million for the six months ended December 31, 1998. As of January 31, 2000, the Company's sales backlog was approximately $2.00 million.

The gross margin for the six months ended December 31, 1999 was approximately 50% compared to a gross margin of approximately 44% in the prior year period which had been negatively impacted by discounts in sales prices as a means of introducing the Company's product in targeted jurisdictions.

Selling, general and administrative expenses increased $799,000, or approximately 39%, to $2.83 million for the six months ended December 31, 1999 from $2.03 million in the same period in the prior year. Payroll and payroll related expenses were approximately $1.46 million for the six month period ended December 31, 1999, reflecting an increase of approximately $426,000 over the prior year period. This increase in payroll and payroll related expenses was primarily due to increased staffing in the areas of customer service, engineering costs associated with product adaptation to certain slot machines physical configurations, and an increase in administrative payroll.

Other selling, general and administrative expenses increased approximately $211,000, or 18.1%, during the six month period ended December 31, 1999, to $1.37 million, from $1.16 million in the six months ended December 31, 1998. This was primarily due to increases of approximately $136,000 in the reserve for inventory obsolescence, $78,000 in utilities and facilities rent and $37,000 in trade show expense. The increase in the reserve for inventory obsolescence expense was primarily due to improvements made to certain of the Company's weighing mechanisms which significantly impacted the carrying value of certain inventory items. As of December 31, 1999, the reserve for obsolescence was $437,000, reflecting a net decrease of $3,000 during the six month period ended December 31, 1999 after the write off of $139,000 in inventory items that were scrapped and which had been reserved for in previous periods. The increase in utilities and facilities rent was due to the additional costs associated with the larger facility the Company moved into in November 1998 and the leasing of a second warehouse/production facility in September 1999. Other general and administrative expenses in the current year period are generally higher than the prior year period due to increased staffing and sales activities.

Research and development expenses decreased $14,000, or 8.5%, to $150,000 for the six month period ended December 31, 1999 when compared to the same period in the prior year. Management anticipates the research and development expenses will increase in future periods as the Company continues in its endeavor to adapt its proprietary coin weighing technology into non-gaming markets, as well as fulfilling its commitment to develop new products, including new games that would work with existing slot machine protocols, for both the gaming and non-gaming markets. Research and development expenses include those associated with new product development. Expenses associated with the improvement or modification of existing products are classified as engineering expenses and included in the selling, general and administrative expense category.

In the fourth quarter of fiscal 1999, the Company reported that the holders of its Convertible Preferred Stock and 6% Secured Convertible Notes elected to convert such securities into the Company's Common Stock (the "Conversion"). As a result, an anti-dilution provision contained in the Company's 1996 Stock Option Plan (the "Plan") was activated whereby the equity position held by option holders could not be diluted or enhanced by the issuance of or reduction in the number of shares of common stock issued other than through the Plan subject to certain approvals by the Board of Directors. In addition, the anti-dilution provision required the total amount to be paid by a holder of a stock option previously granted not be increased or decreased by a change in the number of shares outstanding. As a result of these provisions, outstanding options at the time of the Conversion were reissued at prices that were less than the market price on the dates of the Conversions. Therefore, the Company is required to report as a non-monetary operating expense the difference between the option price and the market value of options to acquire the Company's Common Stock at the time such options vest. During the six month period ended December 31, 1999, options vested to acquire 1,814,752 shares of the Company's Common Stock resulting in a non-monetary operating expense of $264,000 for the six month period. As of December 31, 1999, there are potentially 4.81 million options that were issued in the Conversion that will vest in future periods, the total number of which may decrease as a result of employee turnover. As these options vest, non-monetary expenses will be recorded in future periods based on the difference between the option price and the market price on the vesting date. The anti-dilution provision has been deleted from the Plan with certain exceptions, such as stock splits.

Interest expense decreased $48,000, or 35.5%, to $87,000 for the six month period ended December 31, 1999 from $135,000 in the same period in the prior year as a result of the conversion of the 6% Notes. Depreciation and amortization increased $52,000, or 136.8%, to $90,000 in the first half of the current year from $38,000 in the six month period ended December 31, 1998, primarily due to depreciation on leasehold improvements, furniture, fixtures and equipment purchases.

Three Months Ended December 31, 1999 and 1998

During the quarter ended December 31, 1999, sales were approximately $2.55 million, compared to sales of $1.01 million for the three months ended December 31, 1998, an increase of $1.54 million or 152.7%. The gross margin for the three months ended December 31, 1999 was approximately 52% compared to a gross margin of approximately 43% in the prior year period, which had been negatively impacted by discounts in sales prices as a means of introducing the Company's product in targeted jurisdictions.

Selling, general and administrative expenses increased $359,000, or approximately 34%, to $1.41 million for the three months ended December 31, 1999 from $1.05 million in the same period in the prior year. Payroll and payroll related expenses were approximately $714,000 for the quarter ended December 31, 1999, reflecting an increase of approximately $151,000, or 26.8%, over the prior year period. This increase in payroll and payroll related expenses was primarily due to increased staffing in the areas of customer service, engineering labor associated with product adaptation to certain slot machine physical configurations, and an increase in administrative payroll.

Other selling, general and administrative expenses increased approximately $156,000, or 27.3%, during the three month period ended December 31, 1999, to $726,000, from $570,000 in the quarter ending December 31, 1998. This was primarily due to increases of approximately $96,000 in the reserve for inventory obsolescence and $50,000 in utilities and facilities rent. The increase in the reserve for inventory obsolescence was the result of improvements made to certain of the Company's weighing mechanisms which significantly impacted the carrying value of certain inventory items. The increase in utilities and facilities rent was due to the additional costs associated with the larger facility the Company moved into in November 1998 and the leasing of a second warehouse/production facility in September 1999. Other general and administrative expenses in the current year period are generally higher than the prior year period due to increased staffing and sales activities.

Research and development expenses were $27,000 for the quarter ended December 31, 1999 compared to $79,000 in the same period in the prior year, a decrease of 65.8%. Management anticipates the research and development expenses will increase in future periods as the Company endeavors to expand its product line. Non-monetary stock option compensation expense, as described above in the comparison of operations for the six month periods ended December 31, 1999 and 1998, was $148,000 for the quarter ended December 31, 1999.

Interest expense decreased to $59,000 for the quarter ended December 31, 1999 from $71,000 in the same period in the prior year as a result of the conversion of the 6% Notes. Depreciation and amortization increased to $49,000 in the three month period ended December 31, 1999 from $27,000 in the prior year's quarter, an increase of 81.4%, primarily due to depreciation on leasehold improvements, furniture, fixtures and equipment purchases.

Liquidity and Capital Resources

Sales during the quarter ended December 31, 1999 were $2.55 million, with a net loss of $353,000 after deducting non-monetary stock option compensation expense of $148,000 and depreciation and amortization expense of $49,000. In the immediately preceding quarter ended September 30, 1999, sales were $1.50 million with a net loss of $1.03 million after deducting non-monetary stock option compensation expense of $116,000 and depreciation and amortization expense of $41,000.

The Company's current assets at December 31, 1999 totaled $4.36 million, including $341,000 in cash and cash equivalents, $1.30 million in accounts receivable, $531,000 in deposits on pending inventory purchases, and $2.01 million in inventory. The Company's current liabilities were $2.81 million, including $1.33 million in accounts payable, $95,000 in accrued interest due stockholder, $90,000 in accounts payable to stockholder, $191,000 in the current portion of long-term debt, $120,000 of which was in loans from stockholder, and $479,000 in deposits from customers. Net cash used in operating activities was approximately $2.31 million. References to stockholder herein refers to Malcolm
C. Davenport V, a director of the Company and beneficial holder of 46.5% of the Company's Common Stock.

As previously noted, the Company's initial sales and marketing activities commenced in the latter stages of the fiscal year ended June 30,1998. Absent significant revenues from operations, the Company has funded itself primarily through equity and debt financing, including through the issuance of the Preferred Stock and 6% Secured Convertible Notes, and through additional loans from Mr. Davenport.

On August 31, 1999, Mr. Davenport provided a letter agreement to the Company whereby Mr. Davenport agreed to loan the Company up to $2.00 million during the next twelve months. During the six months ended December 31, 1999, the Company borrowed $1.80 million under this letter agreement. As of February 5, 2000, the Company had borrowed the $2.00 million available under this letter agreement, plus an additional $200,000. The Company is currently in negotiations with Mr. Davenport to formalize and increase the amount available under the letter agreement.

Based on recent and projected sales activities, and in anticipation of being able to increase the amount of credit available from Mr. Davenport, management believes that it will have sufficient capital to fund future operations. In addition, the Company is pursuing other potential debt and/or equity financing arrangements. No assurance can be given that the Company will be successful in its negotiations with Mr. Davenport or in its pursuit of raising operating capital through other debt or equity financing arrangements.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

a) On December 8, 1999, the Company held its 1999 Annual Meeting of Stockholders in Las Vegas, Nevada, to consider (i) the re-election of Malcolm C. Davenport V to serve as a Class II director until the 2002 Annual Meeting and (ii) the ratification of Joseph Decosimo & Company, LLP as the Company's independent public accountants for fiscal year 2000.

         The following reflects the votes electing Mr. Davenport and ratifying Decosimo & Company at the 1999 Annual Meeting:

                                              Votes Withheld or
           Proposals              Voted For     Votes Against       Abstentions
           ---------              ---------     -------------       -----------

      Malcolm C. Davenport
      Class II Director           91,091,662       203,253

      Ratify the selection of
      Joseph Decosimo & Co., LLP  91,002,214       219,051             73,650


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

                                              SPINTEK GAMING TECHNOLOGIES, INC.


Date:  February 10, 2000                     By: /s/ GARY L. COULTER
                                                --------------------
                                                Gary L. Coulter
                                                Chairman of the Board,
                                                Chief Executive Officer

Date:  February 10, 2000                     By:/s/ GEORGE P. MILLER
                                               -----------------------------
                                               George P. Miller
                                               Chief Financial Officer
                                               (Principal Financial
                                                 and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Index       Description                             Page Number
-------------       -----------                             -----------


27.1                Financial Data Schedule                   E - 10