Form 10QSB
period 2000-03-31
SPINTEK GAMING TECHNOLOGIES INC \CA\
filed 2000-05-15
CIK 1003479

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

            For the quarterly period ended:         March 31, 2000
                                                -----------------------


                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

            For the transition period from ______________ to _______________

Commission file number   0-27226
                       -----------

                        SPINTEK GAMING TECHNOLOGIES, INC.
   -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       33-0134823
 ------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                       1857 Helm Drive, Las Vegas, Nevada        89119
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

     153,902,024 shares of Common Stock, $0.002 par value as of May 5, 2000
     ----------------------------------------------------------------------

                        SPINTEK GAMING TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

          Consolidated Balance Sheets at March 31, 2000 and June 30, 1999 3 Consolidated Statements of Operations for the Three Months and
             Nine Months Ended March 31, 2000 and 1999                         4
          Consolidated Statements of Cash Flows for the Nine Months Ended
             March 31, 2000 and 1999                                           5
          Notes to Consolidated Financial Statements                           7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             7

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                    12

 Item 2. Changes in Securities                                                12

 Item 3. Defaults Upon Senior Securities                                      12

 Item 4. Submission of Matters to a Vote of Security Holders                  12

 Item 5. Other Information                                                    12

 Item 6. Exhibits and Reports on Form 8-K                                     12

SIGNATURE PAGE                                                                13

EXHIBIT INDEX                                                                 14

            SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                                   March 31,   June 30,
                                                                     2000        1999
                                                                  ----------  ---------
                                                                 (Unaudited)
                                  ASSETS
Current assets:
  Cash                                                            $    221    $    981
  Accounts receivable, net                                           1,190         598
  Prepaid and other current assets                                     264         389
  Inventories, net                                                   2,294       1,996
                                                                  --------    --------
    Total current assets                                             3,969       3,964

Furniture, fixtures and equipment, net                                 431         353
Licenses and patents, net                                              914         959
Other assets                                                           132         120
                                                                  --------    --------

Total assets                                                      $  5,446    $  5,396
                                                                  ========    ========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                $  1,299    $  1,590
  Accounts payable to stockholder                                       90         490
  Current portion of capitalized leases and notes payable              203         593
  Accrued liabilities                                                  713         693
  Accrued interest                                                     174          14
  Customer deposits                                                    119         580
                                                                  --------    --------
    Total current liabilities                                        2,598       3,960
                                                                  --------    --------

Long-term debt, net of current portion                               3,513         408
                                                                  --------    --------

Stockholders' equity (deficit):
  Convertible preferred stock, no par value, 100,000 shares
    authorized, no shares issued and outstanding                      --          --
  Common stock, $.002 par value, 500,000,000 shares authorized,
    155,149,455 and 143,560,448 shares issued                          310         287
  Additional paid-in capital                                        24,856      23,758
  Accumulated deficit                                              (25,802)    (22,988)
  Treasury stock, 1,317,329 shares, at cost                            (29)        (29)
                                                                  --------    --------
    Total stockholders' equity (deficit)                              (665)      1,028
                                                                  --------    --------

Total liabilities and stockholders' equity (deficit)              $  5,446    $  5,396
                                                                  ========    ========

        See accompanying Notes to Consolidated Financial Statements

             SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended         Nine Months Ended
                                                                March 31,                March 31,
                                                       ----------------------    ----------------------
                                                          2000         1999         2000         1999
                                                       ---------    ---------    ---------    ---------
Sales                                                  $   1,666    $   1,041    $   5,712    $   3,050
Cost of sales                                                913          572        2,942        1,693
                                                       ---------    ---------    ---------    ---------
  Gross profit                                               753          469        2,770        1,357

Selling, general and administrative expenses               1,944        1,477        4,778        3,512
Research and development expense                              74           40          224          204
Stock option compensation expense                             77         --            341         --
                                                       ---------    ---------    ---------    ---------

  Operating loss                                          (1,342)      (1,048)      (2,573)      (2,359)

Other income (expense):
  Interest and other income                                    7            9           36           43
  Depreciation and amortization                              (19)         (52)        (109)         (90)
  Interest expense                                           (81)         (94)        (168)        (229)
                                                       ---------    ---------    ---------    ---------

Net loss                                                  (1,435)      (1,185)      (2,814)      (2,635)
Conversion preference of convertible preferred stock        --            (81)        --           (247)
                                                       ---------    ---------    ---------    ---------

Net loss applicable to common shares                   $  (1,435)   $  (1,266)   $  (2,814)   $  (2,882)
                                                       =========    =========    =========    =========

Loss per common share information:
  Weighted average common shares:
    Basic                                                147,687       18,795      145,204       18,753
                                                       =========    =========    =========    =========
    Diluted                                              147,687       18,795      145,204       18,753
                                                       =========    =========    =========    =========

  Net loss per common share:
    Basic                                              $   (0.01)   $   (0.07)   $   (0.02)   $   (0.15)
                                                       =========    =========    =========    =========
    Diluted                                            $   (0.01)   $   (0.07)   $   (0.02)   $   (0.15)
                                                       =========    =========    =========    =========

           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Cash flows from operating activities:
  Net loss                                                   $(2,814)   $(2,635)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                109         90
    Non-cash interest expense                                    160        116
    Change in allowance for inventory obsolescence, net           47         70
    Change in allowance for doubtful accounts                     64       --
    Write off of assets                                           24       --
    Non-cash operating expenses for common stock
     options vesting during period                               341       --
  (Increase) decrease in assets:
    Accounts receivable                                         (741)      (662)
    Inventory                                                   (345)    (1,176)
    Prepaid expenses and other                                   198       (646)
  Increase (decrease) in liabilities:
    Accounts payable                                            (291)       369
    Accrued liabilities                                          112        711
    Customer deposits                                           (461)     1,157
                                                             -------    -------
Net cash used in operating activities                         (3,597)    (2,606)
                                                             -------    -------

Net cash used in investing activities:
  Purchase of furniture, fixtures and equipment                 (165)      (165)
                                                             -------    -------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures              --        2,650
  Proceeds from draws under credit agreement                   2,000       --
  Proceeds from demand notes payable from stockholder            750        850
  Proceeds from issuance of term debt                             55       --
  Payments on term debt                                          (90)      --
  Repayments of notes payable to affiliates and
    stockholders                                                --         (170)
  Proceeds from issuance of common stock                         287       --
                                                                        -------
Net cash provided by financing activities                      3,002      3,330
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents            (760)       559
Cash and cash equivalents, beginning of period                   981        500
                                                             -------    -------

Cash and cash equivalents, end of period                     $   221    $ 1,059
                                                             =======    =======

           See accompanying Notes to Consolidated Financial Statements

               SPINTEK GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                    March 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
Supplemental schedule of non-cash investing and
 financing activities:
    Conversion preference of preferred stock                    $  --     $(247)

     Issuance of common stock for debt                          $  --     $  26

     Issuance of common stock for accrued liability             $ 494     $  --

Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $   8     $ 113





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

The consolidated balance sheet as of March 31, 2000 and the related consolidated statements of operations for the three months and nine months ended March 31, 2000 and 1999 and consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for those periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

The  accompanying   financial  statements  for  prior  periods  reflect  certain reclassifications, which have no effect on net losses or cash flows in those periods, to conform to classifications in the current period.

NOTE 2 - TERM DEBT

On August 31, 1999, Malcolm C. Davenport V, a director of the Company and beneficial holder of 46.5% of the Company's common stock, provided a letter agreement to the Company (the "Line of Credit") whereby Mr. Davenport agreed to loan the Company up to $2.00 million over the next twelve months. The Line of Credit is due on August 31, 2001, bears interest at 10% per annum, and the principal and accrued interest is convertible into shares of the Company's common stock at the lesser of (i) $.17335 per share or (ii) the average closing price of the Company's common stock on the five business days preceding the conversion. The Line of Credit is secured by a security interest and collateral assignment of generally all intellectual property of the Company (through its wholly-owned second-tier subsidiary). As of March 31, 2000, the Company had fully utilized this Line of Credit.

Mr. Davenport has also loaned the Company on open account an additional $750,000 as of March 31, 2000. Since March 31, 2000, Mr. Davenport has loaned the Company on open account an additional $600,000. The terms of this advance are under negotiation with Mr. Davenport but are anticipated to be substantially similar (though not identical) to the terms of the Line of Credit.

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

Although the AccuSystem is capable of operating on a stand-alone real-time basis, with the Nevada Gaming Authorities having approved the stand-alone system to replace the second verifying signature for slot machine fills, many casinos have indicated that they would prefer to have it interface with their existing slot accounting systems. The Company has been diligently working with various developers and vendors of slot machine accounting systems on interfaces of AccuSystem with their products. A number of the primary vendors of slot machine accounting systems have presented AccuSystem interfaces in their show booths in various trade shows. These interfaces, along with AccuSystem, must be reviewed and approved on an individual casino or regional basis by the gaming authorities in most jurisdictions to approve the one signature fill procedure. Such reviews (trials) are in process, or soon will be in process, in additional locations in Nevada as well as in Mississippi and Atlantic City, New Jersey. Management is optimistic about the results of these various field trials.

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

Nine Months Ended March 31, 2000 and 1999

During the nine month period ended March 31, 2000, sales were approximately $5.71 million, net of sales returns and allowances of $164,000, compared to sales of $3.05 million for the nine months ended March 31, 1999. The gross margin for the nine months ended March 31, 2000 was approximately 48.5% compared to a gross margin of approximately 44.5% in the prior year period.

Selling, general and administrative expenses increased $1.27 million, or approximately 36.0%, to $4.78 million for the nine months ended March 31, 2000 from $3.51 million in the same period in the prior year. Payroll and payroll related expenses were approximately $2.34 million for the nine month period ended March 31, 2000, reflecting an increase of approximately $583,000 over the prior year period. This increase in payroll and payroll related expense was primarily due to increased staffing in the areas of sales, customer service, engineering and administration. The largest increase was in engineering, which increased from $269,000 to $495,000, principally due to costs associated with developing product for certain slot machines' physical configurations not previously encountered and modifications to existing product that will result in installation and operational efficiencies.

Other selling, general and administrative expenses increased approximately $623,000, or 35.3%, during the nine month period ended March 31, 2000, to $2.38 million, from $1.76 million in the nine months ended March 31, 1999. This was primarily due to increases of approximately $50,000 in the reserve for inventory obsolescence, $64,000 in the reserve for uncollectible receivables, $55,000 in the reserve for warranty expenses, $136,000 in utilities and facilities rent, and $73,000 in trade show expense. The increase in the reserve for inventory obsolescence expense was primarily due to improvements made to certain of the Company's weighing mechanisms which impacted the carrying value of certain inventory items. As of March 31, 2000, the reserve for obsolescence was $487,000, reflecting a net increase of $47,000 during the nine month period ended March 31, 2000 after the write off of $139,000 in inventory items that were scrapped and which had been reserved for in previous periods. The increase in utilities and facilities rent was due to the additional costs associated with the larger facility the Company moved into in November 1998 and the leasing of a second warehouse/production facility in September 1999. Other general and administrative expenses in the current year period are generally higher than the prior year period due to increased staffing and sales activities.

Research and development expenses increased $20,000, or 9.8%, to $224,000 for the nine month period ended March 31, 2000 when compared to the same period in the prior year. Management anticipates the research and development expenses will increase in future periods as the Company continues to adapt its proprietary coin weighing technology into non-gaming markets. In addition, the Company is committed to the development of new products for both the non-gaming and gaming markets, including new games that would work with existing slot machine protocols. Research and development expenses include those associated with new product development. Expenses associated with the improvement or modification of existing products are classified as engineering expenses and included in the selling, general and administrative expense category.

In the fourth quarter of fiscal 1999, the Company reported that the holders of its Convertible Preferred Stock and 6% Secured Convertible Notes elected to convert such securities into the Company's Common Stock (the "Conversion"). As a result, an anti-dilution provision contained in the Company's 1996 Stock Option Plan (the "Plan") was activated whereby the equity position held by option holders could not be diluted or enhanced by the issuance of or reduction in the number of shares of common stock issued other than through the Plan subject to certain approvals by the Board of Directors. In addition, the anti-dilution provision required the total amount to be paid by a holder of a stock option previously granted not be increased or decreased by a change in the number of shares outstanding. As a result of these provisions, outstanding options at the time of the Conversion were reissued at prices that were less than the market price on the dates of the Conversions. Therefore, the Company is required to report as a non-monetary operating expense the difference between the option price and the market value of options to acquire the Company's Common Stock at the time such options vest. During the nine month period ended March 31, 2000, options vested to acquire 2.14 million shares of the Company's Common Stock, resulting in a non-monetary operating expense of $341,000 for the nine month period. As of March 31, 2000, there are potentially 3.78 million options that were issued in the Conversion that will vest in future periods, the total number of which may decrease as a result of employee turnover. As these options vest, non-monetary expenses will be recorded in future periods based on the difference between the option price and the market price on the vesting date. The anti-dilution provision has been deleted from the Plan with certain exceptions, such as stock splits.

Interest expense decreased $61,000, or 26.6%, to $168,000 for the nine month period ended March 31, 2000 from $229,000 in the same period in the prior year as a result of the conversion of the 6% Notes. Depreciation and amortization increased $19,000, or 21.1%, to $109,000 in the first nine months of the current year from $90,000 in the nine month period ended March 31, 1999, primarily due to depreciation on leasehold improvements, furniture, fixtures and equipment purchases.

Three Months Ended March 31, 2000 and 1999

During the quarter ended March 31, 2000, sales were approximately $1.67 million, compared to sales of $1.04 million for the three months ended March 31, 1999, an increase of $625,000, or 60.0%. The gross margin for the three months ended March 31, 2000 was approximately 45.2% compared to a gross margin of approximately 45.1% in the prior year quarter

Selling, general and administrative expenses increased $467,000, or approximately 31.6%, to $1.94 million for the three months ended March 31, 2000 from $1.48 million in the same period in the prior year. Payroll and payroll related expenses were approximately $873,000 for the quarter ended March 31, 2000, reflecting an increase of approximately $157,000, or 21.9%, over the prior year period. This increase in payroll and payroll related expenses was primarily due to increased staffing in the areas of sales, customer service, engineering and administration. The largest increase was in engineering, which increased from $118,000 to $189,000 when comparing the two fiscal quarters, principally due to costs associated with developing product for certain slot machine physical configurations not previously encountered and modifications to existing product that will result in installation and operational efficiencies.

Other selling, general and administrative expenses increased approximately $311,000, or 40.9%, during the three month period ended March 31, 2000, to $1.07 million, from $761,000 in the quarter ended March 31, 1999. This was primarily due to increases of approximately $58,000 in facilities rent and utilities, $64,000 in the reserve for uncollectible receivables, $55,000 in the warranty reserve, and $36,000 in advertising and trade show expenses. The increase in facilities rent and utilities was due to the additional costs associated with the larger facility the Company moved into in November 1998 and the leasing of a second warehouse/production facility in September 1999. Other general and administrative expenses in the current year period are generally higher than the prior year period due to increased staffing and sales activities.

Research and development expenses were $74,000 for the quarter ended March 31, 2000 compared to $40,000 in the same period in the prior year, an increase of 85.0%. Management anticipates the research and development expenses will increase in future periods as the Company endeavors to expand its product line.

Non-monetary stock option compensation expense, as described above in the comparison of operations for the nine month periods ended March 31, 2000 and 1999, was $77,000 for the quarter ended March 31, 2000.

Interest expense decreased to $81,000 for the quarter ended March 31, 2000 from $94,000 in the same period in the prior year as a result of the conversion of the 6% Notes. Depreciation and amortization expense was over estimated in the first two quarters of fiscal 2000, resulting in a decrease to $19,000 in the three month period ended March 31, 2000 from $52,000 in the prior year's quarter.

Liquidity and Capital Resources

Sales during the nine month period ended March 31, 2000 were $5.71 million, with a net loss of $2.81 million after deducting non-monetary stock option compensation expense of $341,000 and depreciation and amortization expense of $109,000. As of May 5, 2000, the Company's sales backlog was approximately $1.63 million. In addition, (a) two Atlantic City casinos are in the process of initiating one signature fill trials in accordance with procedures established by the New Jersey Casino Control Commission that, if successful, would allow for one signature fills in that jurisdiction; (b) a number of casinos in Nevada have commenced, or will soon commence, field trials based on a limited number of machines in seeking the approval from the gaming authorities for one signature fill capability; and (c) a number of Mississippi casinos are in the final stages of achieving one signature fill capability.

The Company's current assets at March 31, 2000 totaled $3.97 million, including $221,000 in cash and cash equivalents, $1.19 million in net accounts receivable, $85,000 in deposits on pending inventory purchases, and $2.29 million in inventory. The Company's current liabilities were $2.60 million, including $1.30 million in accounts payable, $174,000 in accrued interest due stockholder, $90,000 in accounts payable to stockholder, $203,000 in the current portion of long-term debt, $150,000 of which was in loans from stockholder, and $119,000 in deposits from customers. Net cash used in operating activities was approximately $3.60 million. References to stockholder herein refers to Malcolm C. Davenport V, a director of the Company and beneficial holder of 48.5%the Company's Common Stock.

On August 31, 1999, Mr. Davenport provided a letter agreement to the Company whereby Mr. Davenport agreed to loan the Company up to $2.00 million during the next twelve months (the "Line of Credit"). The Line of Credit, secured by the intellectual property of the Company, is due on August 31, 2001, bears interest at 10% per annum, and the principal and accrued interest is convertible into shares of the Company's common stock at the lesser of (i) $.17335 per share or
(ii) the average closing price of the Company's common stock on the five business days preceding the conversion. As of March 31, 2000, the Company had fully utilized this Line of Credit.

During the nine months ended March 31, 2000, Mr. Davenport loaned the Company $750,000 on open account. Since March 31, 2000, Mr. Davenport has loaned the Company an additional $600,000 on open account. The terms of this advance are under negotiation with Mr. Davenport but are anticipated to be substantially similar (though not identical) to the terms of the Line of Credit.

Based on projected sales activities, and in anticipation of being able to increase the amount of credit available from Mr. Davenport, management believes that it will have sufficient capital to fund future operations. In addition, the Company is pursuing other potential debt and/or equity financing arrangements. No assurance can be given that the Company will be successful in its negotiations with Mr. Davenport or in its pursuit of raising operating capital through other debt or equity financing arrangements.

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

                        SPINTEK GAMING TECHNOLOGIES, INC.


Date:  May 15, 2000                             By: /s/ GARY L. COULTER
                                                    --------------------
                                                    Gary L. Coulter
                                                    Chairman of the Board,
                                                    Chief Executive Officer

Date:  May 15, 2000                              By:/s/ GEORGE P. MILLER
                                                    --------------------
                                                    George P. Miller
                                                    Chief Financial Officer
                                                    (Principal Financial
                                                     and Accounting Officer)

                                EXHIBIT INDEX

Exhibit Index                    Description                            Page
-------------                    -----------                            ----
Number
------

27.1                     Financial Data Schedule                       E - 10